Form 10KSB
period 2004-03-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2004-06-29
CIK 1263764

+++++++++++

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2004

Commission file number 333-109763

FACE PRINT GLOBAL SOLUTIONS, INC.

--------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)
Wyoming	7372	33-0619256
(State or Jurisdiction of incorporation or organization)	Primary SIC Code	(IRS Employer Identification No.)

1111 E. Herndon Ave., Suite 115 Fresno, California 93720

(Address of principle executive office)

(559) 436-1060

(Registrant's telephone number)

Securities to be registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered: None

Securities to be registered pursuant to Section 12(g) of the Act: Common Stock, Par Value: none

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X]Yes [ ]No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenue for its most recent fiscal year: $43,765.

The aggregate market value of voting stock held by non-affiliates of the registrant was $12,455,900 (12,455,900 shares at $1.00 per share) as of May 31, 2004.

The number of shares of Common Stock outstanding as of that date was 35,415,900.

Transitional Small Business Disclosure Format: [ ] Yes #9; [X]No
TABLE OF CONTENTS

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
PART II
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
PART III
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
PART IV
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services
SIGNATURES

PART I

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This Annual Report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this Annual Report. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

ITEM 1. DESCRIPTION OF BUSINESS

Background

Face Print Global Solutions, Inc. was originally formed on January 30, 2003 as a California corporation called FGS Global Solutions, Inc. On March 17, 2003, Face Print Global Solutions, Inc., herein (FGS) formerly known as Dostuk Holdings, Inc., a Wyoming corporation formed in November 1999 solely to seek for and make an acquisition, entered into an acquisition agreement whereby it acquired on March 31, 2003 all of the common stock of FGS Global Solutions, Inc., the original California corporation. The acquisition was effected as a tax free share exchange, with the shareholders of FGS Global Solutions, Inc. (California) receiving 24,070,000 new shares of common stock and the existing shareholders of the Wyoming parent retaining all of their 9,000,000 shares of common stock. The California corporation is a wholly-owned subsidiary and all operations are conducted by the California subsidiary. The Wyoming corporation, which has no operations or separate identity, subsequently changed its name from Dostuk Holdings, Inc. to Face Print Global Solutions, Inc. Unless we state otherwise, all references to FGS refer to the combined entity of the Wyoming parent, and the acquired California entity.

FGS is a software-development company engaged in facial recognition and facial imagery. Our mission is to become a world leader in the field of biometrics and developing high accuracy products in facial recognition technology. We address the critical needs in facial recognition related to identity verification in crime-prevention and worldwide efforts against terrorism.

Our goal is to establish a standard in the identity authentication and validation with our E-DNA Bioprint Coding System(tm). Our E-DNA solution is superior to competitors' due to its ability to operate in controlled and uncontrolled environments.

Our business targets public safety and security (law enforcement and homeland security), military access control, immigration and border controls, correctional departments, government agencies, Department(s) of Motor Vehicles and the Justice Department.

Our plan includes providing value added services. Within this framework, we will offer online courses in the area of law enforcement and biometry with to ensure that private security personnel and law enforcement personnel receive an adequate training in identification, verification and the use of new technologies.

Products and Services

Our FGS software under development allows for the creation of billions of combinations of facial images of either sex, any race and age group. FGS utilizes our internally developed morphological coding algorithm, E-DNA (a digital imprint of the face) for rapid transmission and/or information sharing. Our goal is start selling FGS in February 2005.

Our EZ Match software under development will address identity verification and authentication for security purpose (passports, drivers license) using the FGS technology. EZ-Match is search engine software that will capture a digitized facial image, generate an E-DNA code, and then compare the images against a database or any other available image. This is expected to have a major impact in identity verification and making possible matches with suspect composite pictures (for example, Most Wanted or Suspected Terrorist lists). Our goal is to start selling EZ Match in September 2005.

We are developing a series of online courses for law enforcement and security professionals. Our courses will be developed by certified police instructors and well-known criminologists in the industry. E-Learning is an online training program that will create value to our products and any other product we choose to distribute. Our goal is to have our courses available online in September 2004 and continually add and update the classes monthly.

America's Most Wanted Playing Cards

We are currently marketing a set of 56 playing cards featuring the faces and bio data of America's 56 most wanted criminals, pursuant to a non-exclusive license with Fox Entertainment Group, the owner of the "America's Most Wanted" television program. Pursuant to the license, which is from September 1, 2003 to September 30, 2004, we are obligated to commence manufacturing and sales no later than December 31, 2003. Sales commenced in November 2003. We have produced a 56 card deck of playing cards, each bearing the likeness and data of a convicted fugitive, or another selected felon. The license agreement with Fox Entertainment Group provides for a 10-14% royalty, of which no less than $200,000 royalty must be paid over the term. Of the minimum royalty, we have paid $100,000, but we did not make a payment of $100,000 that was due on May 31, 2004. FGS is required to expend no less than $600,000 in marketing the cards. FGS has contracted with US Playing Cards to manufacture the cards. Artwork is supplied by FGS and approved by the licensor.

FGS also intends to market the playing cards through retail outlets and has discussed placement with several large retail chains, but has not yet been successful in placing the cards in any outlets. We have engaged in negotiations with Fox to market the cards on the "America's Most Wanted" television show and believe that Fox will agree to cooperative marketing, provided the cards have been first placed in a retail outlet.

Novelty playing cards became popularized during the recent Iraq conflict, when the U.S. Department of Defense issued a 55-card deck identifying the most wanted Iraqi individuals in the U.S. This deck has been reproduced and is marketed by a number of companies. According to US Playing Cards several million copies have been sold. Novelty playing cards typically enjoy a short marketing window because they are based on current events or fads. However, in contrast to most novelty playing cards the America's Most Wanted playing cards serve a public interest by assisting in identification of fugitives. Our cards' popularity, we believe, will be long lasting based on the public's fascination with crime stories.

Distribution, Marketing and Website

We intend to build our own in-house sales and marketing organization and market our products by means of our website, located at Faceprint.tv.

Competition

There are a number of same facial recognition and composite software developers. However, their products are based on a set of biometric algorithms that were developed in the late 1980's and 1990's. Our products will be based on new biometric algorithms we have developed. The software industry is intensely competitive and subject to rapid technological change.

Our success will depend significantly on our ability to adapt to a changing competitive environment, to develop more advanced products more rapidly and less expensively than its competitors, and to educate potential customers as to the benefits of its products relative to those of its competitors. We believe that the principal competitive factors in its markets are price, product features, product performance, ease of use, quality of support and service, company reputation. We intend to compete vigorously in all of these aspects. Most of our current and potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, marketing and other resources than we do. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we do. Also, most current and potential competitors have greater name recognition. Some could possess the ability to leverage significant installed customer bases. These companies could integrate their software with their widely accepted products which would result in a loss of market share for our company. Moreover, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our company's prospective customers. Our current or future vendors may in the future establish cooperative relationships with current or potential competitors of our company, thereby limiting our ability to sell its products through particular distribution channels. Accordingly, new competitors or alliances among current and new competitors could emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell our products.

We expect additional competition as other established and emerging companies enter into the facial composite software market and new products and technologies are introduced. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than EZ-Match products. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect our company's business, operating results and financial condition. We may not be able to compete successfully against current and future competitors, and the failure to do so would result in our company's business being materially and adversely affected.

The America's Most Wanted playing cards indirectly compete with "novelty" playing cards as well as the original Iraqi cards. FGS is aware of a competitor who markets a deck featuring the world's most wanted criminals based on FBI and Interpol lists. Similar playing cards could be produced regarding US criminals by potential competitors. FGS believes that the license from Fox Entertainment gives its cards a competitive advantage against any future competitor as long as Fox does not enter into a similar license with another party. FGS understands that Fox Entertainment has no present intention to license to any other party.

Principal Suppliers

FGS is reliant on the license from Fox. FGS understands that Fox Entertainment has no present intention to license to any other party.

Trademarks and Intellectual Property

We regard our technology, trademarks, trade dress, trade secrets, copyrights and similar intellectual property, and future potential patent applications and service marks as critical to our success, and will rely on a combination of patent law, trademark law, trade secret protection, copyrights law and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The America's Most Wanted Playing Cards are copyrighted. EZ-Match will be copyrighted when it is developed. Currently, we are utilizing no trademarks of our own, but use the trademark "America's Most Wanted" under license from Fox Entertainment Group, Inc. We intend to trademark EZ-Match and E-DNA in the United States and Canada. We have not filed for trademark protection but we intend to by September 30, 2004. We are currently relying on common law trademark protection and we have no trademark protection except that provided by common law. We have no patent rights, service marks or patent applications.

Need for Governmental Approval

FGS does not believe that any governmental approvals are required to sell its products or services.

Cost of Research and Development

We entered into a contract for our E-learning curriculum software and product software development in May 2004 with a ISACSOFT a publicly traded Canadian company.

We estimate the total amount of cash needed for the e-learning and software development to be $2,000,000 over the next two years.

Employees

At March 31, 2004, we had three full time employees and three part time consultants.

Risk Factors

We have a working capital deficit and negative shareholders' equity.

FGS's activities have been limited. We only received any revenues or income related to our business commencing in November, 2003. Our cumulative losses since inception are approximately $1,225,,000 as of March 31, 2004. Our net working capital deficit is approximately $(453,000) as of March 31, 2004. For the year ended March 31, 2004 we had revenues of approximately $41,000. There can be no assurance that FGS will be able to develop and market its facial recognition and facial recognition related products, or its other products achieve a significant level of sales or attain profitability.

We need significant additional funding to effect its business plan.

FGS is in need of approximately $3.0 million in funding to carry out its business plan for the next 12 months for marketing costs and general and administrative expenses. The terms of any offering to raise this capital have not been determined. As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize, whether due to competition or otherwise. There can be no assurance that FGS will be able to obtain required funding, nor that it will be able to grow in the future or attain profitability. There can be no assurance that FGS will be able to implement its business plan in accordance with its internal forecasts or to a level that meets the expectations of investors.

Our auditors have rendered a going concern emphasis opinion on our financial statements.

Our auditors have expressed concern as to the uncertainties in our business which raise substantial doubt about our ability to continue as a going concern. If our business is ultimately unsuccessful, the assets on our balance sheet could be worth significantly less than their carrying value and the amount available for distribution to stockholders on liquidation would likely be insignificant.

Our license with Fox Entertainment expires September 30, 2004 and may not be renewed.

The "America's Most Wanted" playing cards are being marketed under a license with Fox Entertainment expiring September 30, 2004. Under the agreement, we must expend at least $600,000 in marketing costs, and pay minimum royalties of $200,000. If FGS is unable to achieve substantial sales by September 30, 2004, it will pay a disproportionate amount to Fox for royalties and lose money, and it will not have enough sales to pay for the minimum marketing costs and the contract may not be renewed.

Our stock does not currently trade and purchasers may not be able to resell.

FGS's common stock is not listed on any quotation medium and may never become traded. Any purchaser of shares in this offering may not be able to resell such shares and may be required to hold such shares for an indefinite period of time.

If our software is not developed we won't derive revenues from our facial recognition business

Our principal business will be to develop and market facial recognition software. Development has not begun, is expected to require a full year, and may never be adequately developed. Failure to complete a marketable software package will prevent us from achieving sales of such software.

Penny stock rules could make it hard to resell your shares.

FGS's common stock does not meet the listing requirements for any trading market other than the OTC Bulletin Board, a quotation medium for subscribing members. The OTC Bulletin Board may not accept the application of any market maker to initiate quotations in our common stock. Consequently, the liquidity of FGS's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of FGS, and lower prices for FGS's securities than might otherwise be attained.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive office is located at 1111 E. Herndon, Suite 115, Fresno, California 93720. The office is on the first floor of a 90,000 sq. ft., 3 story, "Class A", Atrium style building. We lease approximately 1,400 square feet of office space pursuant to a three year lease, the monthly rent is $2,742.

The property is in good condition, well maintained and adequate for the Company's current and immediately foreseeable operating needs. FGS does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

FGS is not a party to any litigation.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders during the period upon which we are reporting.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market Price of Our Common Stock

Our common stock has never been traded on any market; there is no public trading market for our stock.

As of the date of this report, there were 146 record holders of common stock.

At May 31, 2004, there were 35,415,900 shares are outstanding, including 9,000,000 shares which were outstanding prior to the acquisition of FGS (California), and which are were registered for resale via an SB2 filing. These 9,000,000 shares are eligible for resale under Rule 144(k).

b. Dividends

FGS has not paid any dividends on its common stock. FGS currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

c. Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2004, the company issued 931,003 shares of stock in exchange for cash of $232,750.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cash requirements, Liquidity and Capital Resources

Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. During the fiscal year ended March 31, 2004 the company sold 931,003 share of common stock for $232,750 and received $243,721 in shareholder loans.

We have entered into a license agreement with Fox Televisions "Americas Most Wanted" under which we distribute and market a deck of playing cards with the faces and information of America's 56 most wanted criminals. Sales commenced in November 2003. We are currently seeking national retail distribution.

During the second half of fiscal year ended March 31, 2004 the company received revenues of approximately $41,000 from the sale of America's Most Wanted Playing cards. We do not anticipate a significant increase in revenues until the second or third quarter of fiscal 2005.

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At March 31, 2004 we had cash on hand of $10,681 and a negative working capital position of approximately $453,000, of which $263,000 was shareholder loans and $216,000 is unpaid compensation due to officers and directors.

We will require an additional $3.0 million in cash over the next twelve months to effect our business plan. We expect to obtain this cash from the proceeds of one or more private or public offerings. The following sets forth the approximately amounts needed for each category of expenses:
Software development	1,200,000
Marketing, advertising and promotion	1,000,000
General and administrative expenses	800,000
Total	$ 3,000,000

We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources. It's likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

Product research and development

We entered into a contract for our Elearning curriculum software and product software development in May 2004 with a ISACSOFT a publicly traded Canadian company.

We estimate the total amount of cash needed for the elearning and software development to be $2.0 million over the next two years.

Our FACEPRINT is software under development allows for the creation of billions of combinations of facial images of either sex, any race and age group. FACEPRINT utilizes our internally developed morphological coding algorithm, EDNA (a digital imprint of the face) for rapid transmission and/or information sharing. Our goal is start selling FACEPRINT in February 2005.

Our EZ Match software addresses identity verification and authentication for security purpose (passports, drivers license) using the FACEPRINT technology. EZMatch is search engine software that will capture a digitized facial image, generate an EDNA code, and then compare the images against a database or any other available image. This is expected to have a major impact in identity verification and making possible matches with suspect composite pictures (for example, Most Wanted or Suspected Terrorist lists). Our goal is to start selling EZ Match in September 2005.

We are developing a series of online courses for law enforcement and security professionals. Our courses will be developed by certified police instructors and wellknown criminologists in the industry. ELearning is an online training program that will create value to our products and any other product we choose to distribute. Our goal is to have our courses available online in September 2004 and continually add and update the classes monthly.

Risk Factors and Cautionary Statements

Our future operating results are subject to many facilities, including:

*our success in developing our EZ Match software;

*our ability to attract and retain customers and our other products;

*the effects of competition from other facial recognition software companies; and

*our ability to obtain additional financing.

Information included in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward looking statements that could cause actual results to differ materially from those reflected in the forward looking statements.

Any or all of our forward looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward looking statement to reflect events or circumstances which occur after the date of this report.

ITEM 7. FINANCIAL STATEMENTS
FACE PRINT GLOBAL SOLUTIONS, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2004 AND THE PERIOD FROM JANUARY 30, 2003 (Inception)
through March 31, 2003

	2004	2003

Revenues
Merchandise	$ 41,241

Operating expenses
Cost of sales	8,765
Selling	57,196	$ 1,902
General and administrative	904,361	281,083
Depreciation and amortization	2,923	438
Interest expense	9,303	0
	982,548	283,423

Net loss	$ (941,307)	$ (283,423)

Basic and Diluted earnings (loss) per share	($0.03)	($0.01)
Weighted average shares outstanding	34,001,003	33,070,000

See accompanying summary of accounting policies and notes to financial statements.

FACE PRINT GLOBAL SOLUTIONS INC. BALANCE SHEET March 31, 2004

ASSETS

Current assets
Cash	$ 10,238
Accounts receivable	131
Inventory	48,292
Prepaid expenses and other current assets	2,753
Total current assets	61,414

Property and equipment,
net of $3,481 accumulated depreciation	14,351

Total assets	$ 75,765

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 34,219
Accrued expenses	1,073
Accrued payroll - officers	216,333
Due to officer	262,759
Total liabilities	514,384

Commitments and contingencies

Stockholders' Deficit
Common stock, no par value, unlimited shares
number of shares authorized,
34,001,003 shares issued and outstanding	786,111
Accumulated deficit	(1,224,730)
Stockholders' deficit	(438,619)

Total liabilities and stockholders' deficit	$ 75,765

See accompanying summary of accounting policies and notes to financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. STATEMENTS OF CASH FLOWS Year Ended March 31, 2004 and the Period from January 30, 2003 (inception) through March 31, 2003

	2004	2003

Cash flows from operating activities
Net loss	$ (941,307)	$ (283,423)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	2,923	438
Common stock issued for services to a founder	312,500
Common stock issued for services	9,232	226,950
Writeoff of subscription receivable	13,750
Net changes to:
Accounts receivable	(131)	0
Inventory	(48,292)	0
Prepaid Expenses	(2,753)
Account payable	30,376	3,842
Accrued expenses	10,376	0
Accrued expenses due to stockholder	179,437	36,896
Net cash (used in) operating activities	(433,889)	(15,297)

Cash flows used in investing activities
Purchase of property and equipment	(13,978)	(3,734)
Cash acquired in merger		160
Net cash used in investing activities	(13,978)	(3,574)

Cash flows provided by financing activities
Sales of common stock	182,751
Proceeds from shareholder notes	275,194	19,031
Net cash provided in financing activities	457,945	19,031

Net increase (decrease) in cash	10,078	160

Cash at beginning of period	160

Cash at end of period	$ 10,238	$ 160

Supplemental cash flow information
Taxes and interest paid	$ -	$ -
Non-cash investing and financing activities
Note payable paid with issuance of common stock	$ 40,768

See accompanying summary of accounting policies and notes to financial statements.

Face Print Global Solutions, Inc. Statement of Shareholders' Deficit Year Ended March 31, 2004, and the Period from January 30, 2003 (inception) through March 31, 2003

				Stock
	Common Stock		Accumulated	Subscription
	Shares	Amount	Deficit	Receivable	Totals

Common stock issued to founders	24,070,000	$ 240,700		$ (13,750)	$ 226,950

Acquire Dostuk	9,000,000	160			160

Net loss			$ (283,423)		(283,423)

Balances, March 31, 2003	33,070,000	240,860	(283,423)	(13,750)	(42,563)

Write off subscription receivable				13,750

- issued for cash	731,003	182,751			182,751
- issued for debt	163,072	40,768			40,768
- issued for services	36,928	9,232			9,232
- issued for services to a founder
and director	1,250,000	312,500			312,500

Net loss			(941,307)		(941,307)

Balances, March 31, 2004	35,251,003	$ 786,111	$ (1,224,730)	$ -	$ (438,619)

See accompanying summary of accounting policies and notes to financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Face Print Global Solutions, Inc. was incorporated in California on January 30, 2003. Face Print markets playing cards printed with faces of escaped convicts and plans to develop and market facial recognition software.

On March 31, 2003, Face Print was acquired by Dostuk Holding, Inc. in a transaction characterized as a reverse acquisition. Dostuk issued 24,070,000 shares of its common stock to the former shareholders of Face Print for all of Face Print's outstanding shares. Prior to this acquisition, Dostuk had 9,000,000 shares outstanding. Accordingly, the equity transactions have been restated to reflect the recapitalization of Face Print and the operations of Dostuk prior to the date of acquisition have been eliminated. The financial statements reflect the operations of Face Print from its inception.

Principles of consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - Face Print considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable - Face Print recognizes revenue when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product. There is no allowance for doubtful accounts because Face Print does not extend credit.

Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out ("FIFO") method, and consists of unsold playing cards and posters.

Property and Equipment - Equipment and software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three years.

Website Costs - Face Print has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of March 31, 2004, Face Print has capitalized $6,222 of website costs which are included in equipment and software.

Income Taxes - Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Loss Per Common Share - Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Use of Estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

Recent Accounting Pronouncements - Face Print does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Stock Options - Face Print has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized if the exercise price of Face Print's employee stock options equals the market price of the underlying stock on the date of grant. Face Print has no issued or outstanding employee stock options.

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of Face Print as a going concern. However, Face Print was only recently formed and has not yet been successful in establishing profitable operations. Further, Face Print has current liabilities in excess of current assets. These factors raise substantial doubt about Face Print's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that Face Print will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 INCOME TAXES

Face Print uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, Face Print has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $700,000 at March 31, 2004, and will expire in the years 2023 through 2024.

At March 31, 2004, deferred tax assets consisted of the following:
Deferred tax assets
Net operating losses	$ 238,000
Less: valuation allowance	(238,000)
Net deferred tax asset	$ 0

NOTE 4 COMMON STOCK

Face Print issued 24,070,000 shares to founders at inception for a subscription receivable of $13,750 and services rendered valued at $226,950 ($.01 per share). Face Print wrote off the $13,750 subscription receivable as uncollectible in March 2004.

From October through March 2004, Face Print sold 731,003 units at $.25 per share for $182,751 total proceeds. In addition Face Print issued 200,000 units to repay $40,768 in notes payable and $9,232 for services rendered. Each unit consisted of one share of newly issued common stock and one warrant to purchase a share of common stock at $.50 which vested immediately and is exercisable for one year following when the Company's common stock begins trading on an exchange. The units were sold for $145,250 (or $.25 per unit) of which the entire amount was allocated to the stock based on the relative fair values.

NOTE 5 - STOCK OPTION PLAN

In November 1999, Dostuk adopted its 1999 Stock Option Plan ("the Plan"). This plan was ratified by the Board after the acquisition of Face Print. The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees. Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors. The Plan limits awards to directors, officers and employees to $100,000 of compensation per year. The options will expire after 10 years or 5 years if the option holder owns at least 10% of Face Print's common stock. The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue. The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of Face Print's common stock. At March 31, 2004, no awards had been made.

NOTE 6 - RELATED PARTY TRANSACTIONS

Advances from Related Party - The majority owner has advanced a net $253,456 since inception ($262,759 with accrued interest). The advances plus accrued interest are convertible into common shares at $.50 and bear an interest rate of 10%.

NOTE 7 - LICENSE

In August 2003, Face Print signed a Merchandising License Agreement with Twentieth Century Fox Licensing and Merchandising, a unit of Fox Entertainment Group, Inc. to use certain logos in producing playing cards through September 30, 2004. The agreement requires royalties of 10% to 14% of net sales with a minimum of $200,000, of which $100,000 was prepaid and $100,000 is due on May 31, 2004. The agreement also calls for Face Print to spend at least $600,000 in advertising the playing cards over the term of the agreement. As of March 31, 2004, only $56,675 has been spent. The first $100,000 has been expensed as of March 31, 2004.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In March 2003, Face Print assumed an office lease for 1,792 square feet in Fresno, California from its majority founder that expires November 30, 2007. Rent expense for fiscal 2004 and 2003 was $32,256 and $0, respectively. The future minimum lease payments are as follows:
Year ended March 31,
2005	$ 32,256
2006	32,256
2007	32,256
2008	21,504
Total	$118,272

In October 2003, Face Print hired Internet Advertising Group, Inc. for advertising. The agreement requires Face Print to purchase at least $20,000 of advertising per month beginning November 2003. The agreement is cancelable upon 30 days' written notice beginning February 1, 2004.

In May 2004, Face Print hired Isacsoft, Inc. to develop Internet-based education courses for law enforcement and security agencies, on a time and materials cost basis.

On January 1, 2004, Face Print agreed to a three-year employment agreement with its CEO and principal founder. The agreement calls for salary of $130,000 per year, a 1,000,000-share signing bonus, and 250,000 shares per quarter. The shares are valued at their fair value of $.25 per share.

NOTE 9 - CONCENTRATIONS

Face Print buys all of its playing cards from a single supplier. Management believes that playing cards are a commodity that is readily available and that the loss of this supplier would not have a negative impact on Face Print's financial condition.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Face Print Global Solutions, Inc.

Fresno, California

We have audited the accompanying consolidated balance sheet of Face Print Global Solutions, Inc. as of March 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of Face Print's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Face Print Global Solutions, Inc. as of March 31, 2004 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Face Print will continue as a going concern. As discussed in Note 2 to the financial statements, Face Print has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC

www.malone-bailey.com

Houston, Texas

June 4, 2004

INDEPENDENT AUDITORS' REPORT

Board of Directors

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

(Formerly Dostuk Holdings, Inc.)

Fresno, California

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception on January 30, 2003 through March 31, 2003 of Face Print Global Solutions, Inc. and Subsidiary (formerly Dostuk Holdings, Inc.) [a development stage company]. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from inception on January 30, 2003 through March 31, 2003 of Face Print Global Solutions, Inc. and Subsidiary (formerly Dostuk Holdings, Inc.) [a development stage company] in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company was only recently formed and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

September 11, 2003

Salt Lake City, Utah

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 3, 2004 the Registrant dismissed Pritchett, Siler, & Hardy, P.C. as the Registrant's independent accountants. The decision to dismiss Pritchett, Siler, & Hardy was recommended by the Registrant's Board of Directors; the Registrant has no audit committee. Except for an explanatory paragraph concerning the Registrant's ability to continue as a going concern, such accountant's report on the Registrant's financial statements for the period from inception on January 30, 2003 to March 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were the opinions modified as to uncertainty, audit scope or accounting principles, nor were there any events of the type requiring disclosure under Item 304(a)(1)(v) of Regulation S-K under the Securities Act for the past two years through the date of this letter. During the period from inception on January 30, 2003 to March 31, 2003 and until Pritchett, Siler, & Hardy's dismissal, there were no disagreements with Pritchett, Siler, & Hardy within the meaning of item 304 of Regulation SK or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to Pritchett, Siler & Hardy's satisfaction, would have caused Pritchett, Siler & Hardy to make reference to the subject matter of the disagreements in connection with its reports.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain 'disclosure controls and procedures,' which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Within 90 days prior to the filing date of this Report (the 'Evaluation Date'), the Company's principal executive officer ('CEO') and principal financial officer ('CFO') carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, the Company's CEO and CFO believe:

(i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of FGS serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of FGS.
Robert Rios	Chairman and Director
Pierre Cote	Vice-Chairman and Chief Executive Officer
Sylvie Lariviere-Traub	Executive Vice President and Director
Seth Horn	Chief Financial Officer
Lois Gibson	Director
B. Edward Madge	Director
G. Wayne Quick	Vice President, Business Development and Director

Robert Rios, 69, has been Chairman since March 2003. In 1994 he retired from the Broward County, Florida Sheriffs' Department. Since 1980, he has been Adjunct Police Instructor at the Criminal Justice Institute of both Broward County, Florida and Palm Beach County, Florida teaching primarily police interrogation techniques. Mr. Rios has also testified as an expert witness in police procedures.

Pierre Cote, 50, has been Vice-Chairman since March, 2003. He founded InterQuest, Inc. in March 1994, and was its president until November 2000. InterQuest, Inc. developed facial recognition software and filed for bankruptcy protection under Canadian law in July 2000 in the District of Montreal, Quebec, as the result of a control dispute. Mr. Cote was the largest creditor of InterQuest, Inc. Mr. Cote founded IQ Biometrix, Inc., a Canadian corporation, in September 2000 to attempt to purchase the InterQuest, Inc. assets from the preferred creditor. This acquisition attempt failed and IQ Biometrix, Inc. (Canada) also filed for bankruptcy under Canadian law in the District of Longueil, Quebec. In November 2000 he founded IQ Biometrix, a California corporation, which acquired facial recognition software from InterQuest, Inc. and further developed and perfected it. Mr. Cote took IQ Biometrix public in 2002 and left IQ Biometrix in June 2002. From June 2002 until February 2003 Mr. Cote investigated various business opportunities. He commenced developing FGS's business plan in February 2003 when he organized Face Print Global Solutions (California). Prior to 1995 he developed and distributed nine successful educational board games. Mr. Cote is also a private investor.

Sylvie Lariviere-Traub, 49, has been a director since March 2003.She was elected as Executive Vice President in December 2003. She was Executive Vice President of IQ Biometrix from November 2000 to August 2002, principally in charge of marketing and liaison with law enforcement. From 1998 to June 2002 she was Director of Marketing for IQ Biometrix, a California predecessor to IQ Biometrix. From June 2002 to March 2003 she was unemployed. She received a B.SC. in French Studies in 1980 from the University of Montreal and received a Certificate in International Trade from the Canadian Government in 1996. In 2002, Ms. Lariviere-Traub named Fresno's Outstanding Entrepreneur of the year, and also received two Special Congressional Recognition Certificates by the US Congress and a Certificate of Recognition b the California State Assembly.

Seth Horn 49, was elected Chief Financial Officer in May 2004; concurrently, he is the Chief Financial Officer of The Players Network since October 1999. From March 2003 to February 2004 he was Chief Financial Officer of IQ Biometrix. From November 2001 to January 2003 he was Chief Financial Officer of Global Business Services, Inc. From August 1997 to October 1999 he was a financial consultant to Powerine Oil Company. From August 1995 to August 1997 he was Chief Financial Officer and Controller of International Vinyl Products. Mr. Horn spent ten years in investment and corporate banking, and five years in public accounting. Mr. Horn graduated with a BS in Accounting from the Pennsylvania State University in 1976 and has been a CPA since 1980.

B. Edward Madge, 62, was been supervisor of the financial crimes section of the Broward County Sheriff's Office, in Fort Lauderdale from 1985 to 1996. He was elected as a director in March 2003. He has degrees in Police Science and Criminal Justice. Mr. Madge was president of the Broward (County) Economic Crime Association (BECA) and has been a contributing member of the Financial Institution Security Association (FISA) of South Florida; a Certified Fraud Examiner and regent emeritus of the Association of Certified Fraud Examiners as well as the Associations recipient of the International Certified Fraud Examiner of the year award in 2002. He is a court certified expert in narcotics, fraud and telemarketing fraud. As a court - certified expert in fraud, he has worked in specialized areas of fraud examinations. Sergeant Madge investigated over 1,900 cases of fraud while employed with the Sheriff's Office. Sergeant Madge is also an adjunct professor at Broward Community College in Fort Lauderdale, Florida.

Since 1996 Mr. Madge has been president and CEO of BEAM & Associates, LLC, a consulting firm involved in corporate fraud detection and prevention and presents training programs to corporations, banks, retail merchants, and educational institutions. He is a recognized expert in identity theft detection and prevention and has authored several articles regarding these topics.

Lois Gibson, 53, has been the forensic artist for the Houston Police Department since 1989. Her composites have been employed in effecting more than 700 felony arrests, and she has also produced composites for the FBI, the Bureau of Alcohol, Tobacco and Firearms, US Marshalls and Texas rangers. Mrs. Gibson has appeared in many national publications as well as TV shows, such as: Oprah Winfrey's magazine O, Readers Digest, Dateline NBC, Discovery Channel, Unsolved Mysteries and National Public Radio. Her work has appeared on America's Most Wanted, Barbara Walters Special and Montel Williams. She has been a Professor at the Northwestern University Center to Public Safety since 1998, teaching forensic art. Mrs. Gibson holds a Bachelors Degree in Fine Art, with honors, from the University of Texas at Austin. She is also a graduate of the FBI Forensic Art Course. Ms. Gibson has created more than 3,000 realistic fine art portraits on the River Walk in San Antonio. She is commissioned regularly to create fine oil portraits of prominent Houstonians, most notably the official portrait of the Mayor of Houston.

G. Wayne Quick, 61, has been a board member since October, 2003 and Vice President - Business Development since December 2003, and founded and is the president of The Argyll Group, LLC in 1999. The Argyll Group, LLC provides consulting services in wireless communications, identification, imaging, security and law enforcement. From 1989 to 1999 he was president of Imaging Development Group,, which developed imaging and forensic systems for state governmental agencies, the FBI, US Customs, US and the Department of Justice. From 1987 to 1989 he operated QMA Group, a placement agency for computer professionals. He has been a guest lecturer at the FBI academy, and served 5 years on the Board of the National Center for Missing and Exploited Children and serves as the Chairman of its Technology Committee. He received a BA from the University of Virginia and attended graduate studies in International Business at American University.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and all other compensation of FGS's current and former executive officers and directors during each of the last three fiscal years. The remuneration described in the table includes the cost to FGS of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of FGS's business. The executive officers named below did not receive any manner of compensation in the years set forth below.

Until we obtain funding, officers are devoting most of their time to other employment and are serving without compensation. Following funding we expect that the aggregate monthly compensation for management will be $20,000.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Robert Rios Chairman	2004 2003 2002	- - -	- - -	- - -	- - -	- - -	- - -
Pierre Cote Vice-Chairman	2004 2003 2002	- - -	- - -	- - -	- - -	- - -	-(1) $135,100(2) -
Sylvie Lariviere-Traub Vice President	2004 2003 2002	- - -	- - -	- - -	- - -	- - -	- - -

(1) This amount does not include $130,000 in accrued salary as of March 31, 2003. The amount accrued as of March 31, 2004 was $151,667.

(2) This amount represents shares of common stock issued for services at $.01 per share, but does not include $21,667 in accrued salary as of March 31, 2003.

Face Print Global Solutions, Inc., by resolution of its Board of Directors and stockholders, adopted the 1999 Stock Option Plan (the "Plan") in November 1999. The Plan enables the Company to offer an incentive based compensation system to employees, advisors, officers and directors and to employees of companies who do business with the Company.

In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees or employees of companies with which we do business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, and no grants have been made under the Plan.

Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan.

Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be granted under the Plan in connection with incentive stock options.

Stock options may be exercised during a period of time fixed by the Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. In the discretion of the Committee, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's common stock or a combination thereof. Incentive stock options may only be issued to directors, officers and employees.

Stock options may be granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of common stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (I) each person known by FGS to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of FGS's directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered. Unless otherwise noted below, FGS believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Pierre Cote(1)(2)	16,760,000	45.7%
Common Stock	Piyada Cote(1)(2)	16,760,000	45.7%
Common Stock	Robert Rios(1)(4)	2,400,000	6.5%
Common Stock	Sylvie Lariviere-Traub(1)(3)	2,000,000	8.9%
Common Stock	Daniel Traub(1)(3)	2,000,000	8.9%
Common Stock	G. Wayne Quick(1)	750,000	2.1%
Common Stock	Roland Vroye 308 des Villas Beloeil, Quebec, Canada	3,000,000	8.2%
Common Stock	Lois Gibson	25,000	less than 1%
Common Stock	Toni Lange	25,000	less than 1%
Common Stock	B. Edward Madge	25,000	less than 1%
Common Stock	Seth Horn	500,000	1.4%
Common Stock	All officers and directors as a group (8 persons)	22,960,000	64.8%

(1) The address of this person is c/o the Company.

(2) For these persons, includes 14,760,000 shares held by Mr. Cote and 2,000,000 shares held by Piyada Cote, his wife. Although under California community property law they are deemed to jointly own these shares, Mr. and Mrs. Cote disclaim beneficial ownership in the shares held by each other.

(3) For these persons, includes 1,500,000 held by Mrs. Lariviere-Traub and 500,000 shares held by Daniel Traub, her husband. Although under California community property law they are deemed to jointly own these shares, Mr. and Mrs. Traub disclaim beneficial ownership in the shares held by each other.

(4) Includes 200,000 warrants acquired as part of a cash purchase of 200,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dostuk Holdings, Inc. was organized as a Wyoming corporation on November 11, 1999 to seek out an advantageous acquisition. On March 31, 2003, Dostuk Holdings, Inc. acquired all of the capital stock of FacePrint Global Solutions, Inc., a California corporation, in exchange for 24,070,000 shares of newly issued common stock of Dostuk Holdings, Inc. Prior to the exchange Dostuk Holdings, Inc. had 9,000,000 shares outstanding. As a result, there were 33,070,000 shares outstanding. Dostuk Holdings, Inc. has subsequently changed its name to Face Print Global Solutions, Inc. References to Face Print Global Solutions, Inc. in this prospectus are to the combined entity unless otherwise noted. Prior to the exchange, Dostuk Holdings, Inc. and FacePrint Global Solutions, Inc. had no affiliation or prior relationship. The terms of the share exchange were negotiated at arm's length.

Pierre Cote, an officer and director, has advanced a total of $19,031 to Faceprint through March 31, 2003 and $160,308 through December 31, 2003. Such advances are non-interest bearing and are not represented by promissory notes. Piyada Cote, the wife of the Vice-Chairman, Pierre Cote, operates an internet dating business outside the United States. Faceprint permits Ms. Cote to use its address as a U.S. mailing address for no cost. No operations are carried out by this business in the United States.

The founders of Faceprint, namely, Jehu Hand, Pierre Cote and Robert Rios, who are the persons who took the initiative to organize Faceprint or one of its constituent entities, and the items of value received by them for Faceprint, are as follows. Faceprint did not and does not expect to acquire any assets from any founder. Jehu Hand incorporated Faceprint (then known as Dostuk Holdings, Inc.) in Wyoming in November, 1999, and served as its sole officer and director from founding in November 1999 to March 2003, until the acquisition of FacePrint Global Solutions, Inc., a California corporation. In connection with the incorporation of Dostuk, Hand received (through entities he is deemed to beneficially own), 3,001,000 shares of common stock for nominal consideration. Pierre Cote and Robert Rios organized FacePrint Global Solutions, Inc. (California), for which they (or their designees) received 13,510,000 and 2,000,000 shares respectively for cash and services rendered valued at $.01 per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. Reports on Form 8-K.

We filed the following current reports on Form 8-K during the fiscal year covered by this report:

None.

b. Exhibits. The following exhibits are hereby filed with this report:

Exhibit Number	Description
21.1.	Subsidiaries of the Registrant.
99.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pritchett, Hardy & Siler billed Face Print $14,731 for audit-related services during the year ended March 31, 2004 and $2,776 for services related to review of our Form SB-2 registration statement. We incurred no other fees from them during fiscal 2004, and no fees whatsoever during fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
/s/ Pierre Cote _______________________________ Pierre Cote	FACE PRINT GLOBAL SOLUTIONS, INC. Vice-Chairman and Chief Executive Officer	June 29, 2004

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

Signature	Title	Date
/s/ Pierre Cote _______________________________ Pierre Cote	Vice-Chairman and Chief Executive Officer	June 29, 2004
/s/ Seth Horn _______________________________ Seth Horn	Chief Financial Officer	June 29, 2004
/s/Robert Rios _______________________________ Robert Rios	Chairman and Director	June 29, 2004
/s/Sylvie Lariviere-Traub _______________________________ Sylvie Lariviere-Traub	Executive Vice President and Director	June 29, 2004
/s/Lois Gibson _______________________________ Lois Gibson	Director	June 29, 2004
/s/B. Edward Madge _______________________________ B. Edward Madge	Director	June 29, 2004
/s/G. Wayne Quick _______________________________ G. Wayne Quick	Vice President, Business Development and Director	June 29, 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Pierre Cote, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Face Print Global Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 29, 2004

/s/ Pierre Cote
_____________________
Pierre Cote
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Seth Horn, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Face Print Global Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) evaluated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 29, 2004

/s/ Seth Horn
_____________________
Seth Horn
Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description
21.1.	Subsidiaries of the Registrant.
99.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 21.1

LIST OF SUBSIDIARIES

1. FGS Global Solutions, Inc.

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-KSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission (the 'Report'), I, Pierre Cote, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: June 29, 2004

/s/ Pierre Cote
_____________________
Pierre Cote
Chief Executive Officer

* * *

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-KSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission (the 'Report'), I, Seth Horn, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: June 29, 2004

/s/ Seth Horn
_____________________
Seth Horn
Chief Financial Officer