Form 10QSB
period 2004-06-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2004-08-16
CIK 1263764

+++++++++++

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED June 30, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X]Yes [ ]No

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This Quarterly Report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this Quarterly Report. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

ITEM 1. FINANCIAL STATEMENTS

FACE PRINT GLOBAL SOLUTIONS INC.
BALANCE SHEET
June 30, 2004

ASSETS

Current assets
Cash	$ 15,012
Inventory	42,080
Prepaid expenses and other current assets	52,753
Due from affiliate	2,685
Total current assets	112,530

Property and equipment,
net of $4,979 accumulated depreciation	12,733

Total assets	$ 125,263

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 30,510
Accrued expenses	1,969
Accrued payroll - officers	233,582
Total current liabilities	266,061

Convertible Debentures	268,947

Total liabilites	535,008

Commitments and contingencies

Stockholders' Deficit
Common stock, no par value, unlimited shares authorized
36,665,900 shares issued and outstanding	5,582,089
Accumulated deficit	(5,991,834)
Stockholders' deficit	(409,745)

Total liabilities and stockholders' deficit	$ 125,263

FACE PRINT GLOBAL SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
For the Three Month Periods Ended June 30, 2004 and 2003

	2004	2003

Revenues
Network	$ 5,361	$ -

Operating expenses
Cost of sales	2,678
Selling	20,325
General and administrative	4,696,007	61,026
Depreciation and amortization	1,618	310
Interest expense	51,837	673
	4,772,465	62,009

Net loss	$ (4,767,104)	$ (62,009)

Basic and Diluted earnings (loss) per share	($0.13)	($0.00)
Weighted average shares outstanding	36,105,503	33,070,000

FACE PRINT GLOBAL SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended June 30, 2004 and 2003

	2004	2003

Cash flows from operating activities
Net loss	$ (4,767,104)	$ (62,009)
Adjustments to reconcile net loss to
net cash used in operating activities
Interest accretion on total discount	35,122	-
Depreciation and amortization	1,618	311
Common stock issued for services	4,475,000	-

Net changes to:
Accounts receivable	131	-
Inventory	6,212	-
Prepaid Expenses	(50,000)	-
Account payable	(3,708)	3,903
Accrued expenses	7,146	850
Accrued expenses due to stockholder	17,249	32,500
Net cash (used in) operating activities	(278,334)	(24,445)

Cash flows provided by financing activities
Sales of common stock	40,000	-
Proceeds from shareholder advances	243,109	24,585
Net cash provided in financing activities	283,109	24,585

Net increase in cash	4,774	139

Cash at beginning of period	10,238	160

Cash at end of period	$ 15,012	$ 299

FACEPRINT GLOBAL SOLUTIONS

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of FacePrint Global Solutions ("FGS") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in FGS's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for March 31, 2004 as reported in the 10-KSB have been omitted.

NOTE 2 -- CONVERTIBLE NOTES

During the year ended March 31, 2004, the majority shareholder advanced $264,803 in cash for funding operations. As of March 31, 2004, $250,000 was converted into a convertible debenture due in 2 years, with interest at 10% and convertible into common stock at $.50 per share. In June 2004, these debentures were re-negotiated and 125,000 warrants were added. The relative fair value of the warrants is $16,175, which is accounted for as a reduction of the face value of the note and an increase to paid in capital, and which will be amortized over the life of the note at $2,022 per quarter, beginning with the current quarter.

During the quarter ended June 30, 2004, the majority shareholder advanced an additional $252,044. This $252,044 plus the prior quarter's leftover advances of $12,759 was also converted into a $264,803 convertible debenture with the same features, due in 2 years, with interest at 10% and convertible into common stock at $.50 per share and with 132,401 warrants. The relative fair value of the warrants is $17,131. Because the stock conversion price of $.50 is less than the fair market value of $1, a beneficial conversion feature is created. The note must be discounted by reclassifying $247,672 to paid in capital, and which will be amortized over the life of the note at $33,100 per quarter, beginning with the current quarter.

The original face value and carrying amount of each note as of June 30, 2004 is:
	Face Value	Carrying Amount
First debenture	$250,000	$235,847
Second debenture	264,803	33,100
Net debentures payable as of June 30, 2004		$268,947

NOTE 3 -- COMMON STOCK

During the quarter ended June 30, 2004, Face Print issued 4,475,000 shares of common stock for services valued at $4,475,000 and 40,000 shares of common stock for $40,000 cash.

NOTE 4 -- SOFTWARE DEVELOPMENT COMMITMENT

Face Print entered into a contract for developing its E-learning curriculum software and product software development in May 2004. Management estimates that the total cost to develop the e-learning and product software to be $2.0 million over the next two years.

ITEM 2. LEGAL PROCEEDINGS

FGS is not a party to any litigation.

ITEM 3. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

FACEPRINT GLOBAL SOLUTIONS (FGS) is a software-development company engaged in facial recognition and facial imagery. Our mission is to become a world leader in the field of biometrics and developing high accuracy products in facial recognition technology. We address the critical needs in facial recognition related to identity verification in crime-prevention and worldwide efforts against terrorism.

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

In addition, FGS is seeking to distribute existing related technology products into our target customer base to grow out own customer base, while build a strong and effective sales and marketing team.

FGS is continuing to grow its relationship with America's Most Wanted to develop more playing card decks and branded products. FGS is currently negotiating with a marketing company to distribute our AMW playing cards decks into major mass merchandisers.

At June 30, 2004, we had three full time employees and three part time consultants.

Cash requirements, Liquidity and Capital Resources

Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. During the period ended June 30, 2004 the company sold 40,000 share of common stock for $40,000 and received $252,000 in shareholder loans.

We have entered into a license agreement with Fox Televisions "Americas Most Wanted" under which we distribute and market a deck of playing cards with the faces and information of America's 56 most wanted criminals. Sales commenced in November 2003. We are currently seeking national retail distribution.

For the period ended June 30, 2004 the company received revenues of approximately $5,300 from the sale of America's Most Wanted Playing cards. We do not anticipate a significant increase in revenues until the second or third quarter of fiscal 2005.

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At June 30, 2004 we had cash on hand of $15,000 and a negative working capital position of approximately $153,000, of which $234,000 is unpaid compensation due to officers and directors

We will require an additional $3.0 million in cash over the next twelve months to affect our business plan. We expect to obtain this cash from the proceeds of one or more private or public offerings. The following sets forth the approximately amounts needed for each category of expenses:

* Software development 1,200,000

* Marketing, advertising and promotion 1,000,000

* General and administrative expenses 800,000

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

Product research and development

We entered into a contract for our E-learning curriculum software and product software development in May 2004 with an ISACSOFT a publicly traded Canadian company.

We estimate the total amount of cash needed for the e-learning and software development to be $2.0 million over the next two years.

Our FACEPRINT is software under development allows for the creation of billions of combinations of facial images of either sex, any race and age group. FACEPRINT utilizes our internally developed morphological coding algorithm, E-DNA (a digital imprint of the face) for rapid transmission and/or information sharing. Our goal is start selling FACEPRINT in February 2005.

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

Risk Factors and Cautionary Statements

Our future operating results are subject to many facilities, including:

o our success in developing our EZ Match software;

o our ability to attract and retain customers and our other products;

o the effects of competition from other facial recognition software companies; and

o our ability to obtain additional financing.

Information included in this report includes forward looking statements, which can be identified by the use of forward‑looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward‑looking statements that could cause actual results to differ materially from those reflected in the forward‑looking statements.

Any or all of our forward looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward‑looking statement to reflect events or circumstances which occur after the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders during the period upon which we are reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Reports on Form 8-K.

We filed the following current reports on Form 8-K during the period covered by this report:

i. We reported an event occurring on June 3, 2004, specifically, a change in our certifying accountant.

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
/s/ Pierre Cote _______________________________ Pierre Cote	FACE PRINT GLOBAL SOLUTIONS, INC. Vice-Chairman and Chief Executive Officer	August 16, 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Pierre Cote, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Face Print Global Solutions, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the 'Evaluation Date'); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 16, 2004

/s/ Pierre Cote
 _____________________
Pierre Cote
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Seth Horn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Face Print Global Solutions, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) evaluated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the 'Evaluation Date'); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 16, 2004

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

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission (the 'Report'), I, Pierre Cote, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 16, 2004

/s/ Pierre Cote
 _____________________
Pierre Cote
Chief Executive Officer

* * *

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission (the 'Report'), I, Seth Horn, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 16, 2004

/s/ Seth Horn
_____________________
Seth Horn
Chief Financial Officer