Form 10QSB/A
period 2004-06-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2004-08-31
CIK 1263764

+++++++++++

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

ITEM 1. FINANCIAL STATEMENTS

FACE PRINT GLOBAL SOLUTIONS INC.
BALANCE SHEET
June 30, 2004
(restated)

ASSETS

Current assets
Cash	$ 15,012
Inventory	42,080
Prepaid expenses and other current assets	52,753
Due from affiliate	2,685
Total current assets	112,530

Property and equipment,
net of $4,979 accumulated depreciation	12,733

Total assets	$ 125,263

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 30,510
Accrued expenses	1,969
Accrued payroll - officers	233,582
Total current liabilities	266,061

Convertible Debentures	504,753

Total liabilites	770,814

Commitments and contingencies

Stockholders' Deficit
Common stock, no par value, unlimited shares authorized
36,665,900 shares issued and outstanding	1,914,861
Accumulated deficit	(2,560,412)
Stockholders' deficit	(645,551)

Total liabilities and stockholders' deficit	$ 125,263

FACE PRINT GLOBAL SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
For the Three Month Periods Ended June 30, 2004 and 2003

	(restated)
	2004	2003

Revenues
Network	$ 5,411	$ -

Operating expenses
Cost of sales	2,678
Selling	20,325
General and administrative	1,299,757	61,026
Depreciation and amortization	1,618	310
Interest expense	16,715	673
	1,341,093	62,009

Net loss	$ (1,335,682)	$ (62,009)

Basic and Diluted earnings (loss) per share	($0.04)	($0.00)
Weighted average shares outstanding	36,105,503	33,070,000

FACE PRINT GLOBAL SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended June 30, 2004 and 2003

	(restated)
	2004	2003

Cash flows from operating activities
Net loss	$ (1,335,682)	$ (62,009)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	1,618	311
Common stock issued for services	1,118,750	-

Net changes to:
Accounts receivable	131	-
Inventory	6,212	-
Prepaid Expenses	(50,000)	-
Account payable	(3,709)	3,903
Accrued expenses	7,146	850
Accrued payroll - officers	17,249	32,500
Net cash (used in) operating activities	(238,285)	(24,445)

Cash flows used by investing activities
Increase in deposits	(2,685)

Cash flows provided by financing activities
Sales of common stock	10,000	-
Proceeds from shareholder advances	235,744	24,585
Net cash provided in financing activities	245,744	24,585

Net increase in cash	4,774	139

Cash at beginning of period	10,238	160

Cash at end of period	$ 15,012	$ 299

FACEPRINT GLOBAL SOLUTIONS

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of FacePrint Global Solutions ("FGS") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in FGS's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

NOTE 2 -- CONVERTIBLE NOTES

During the year ended March 31, 2004, the majority shareholder advanced $264,803 in cash for funding operations. As of March 31, 2004, $250,000 was converted into a convertible debenture due in 2 years, with interest at 10% and convertible into common stock at $.50 per share. In June 2004, these debentures were re-negotiated and 125,000 warrants were added. The relative fair value of the warrants is zero, because the exercise price is substantially above the current stock fair value as measured by the recent price it has been sold to investors for.

During the quarter ended June 30, 2004, the majority shareholder advanced an additional $235,744. These amounts are due in 2 years, with interest at 10% and convertible into common stock at $.50 per share and with 127,376 warrants. The relative fair value of the warrants is zero.

NOTE 3 -- COMMON STOCK

During the quarter ended June 30, 2004, Face Print issued 4,475,000 shares of common stock for services valued at $1,118,750 and 40,000 shares of common stock for $10,000 cash.

NOTE 4 -- SOFTWARE DEVELOPMENT COMMITMENT

Face Print entered into a contract for developing its E-learning curriculum software and product software development in May 2004. Management estimates that the total cost to develop the e-learning and product software to be $2.0 million over the next two years.

NOTE 5 -- RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There were misstatements in the originally prepared June 30, 2004 financials. See the notes below.

A summary of the restatements are as follows:

                                        Previously    Increase
                                         Stated      (Decrease)     Restated

                                       ------------  -----------   ------------

As of March 31, 2004:
Balance Sheet:
  Total assets                           $125,263                    $125,263
  Total liabilities                       535,008       $235,806      770,814
  Total stockholders' deficit            (409,745)      (235,806)    (645,551)

For the three months ended June 30, 2004
  Revenues                                 $5,361            $50       $5,411
  Cost of sales                             2,678                       2,678
  Selling                                  20,325                      20,325
  General and administrative            4,696,007     (3,396,250)   1,299,757
  Depreciation and amortization             1,618                       1,618
  Interest expense                         51,837        (35,122)      16,715
                                    -------------   -------------  ----------
  Net loss                            $(4,767,104)   $(3,431,422) $(1,335,682)
                                        =========       =========   =========

  Basic and diluted net
  loss per share                            $(.13)          $.09        $(.04)

  Weighted average common
  shares outstanding                   36,105,503                  36,105,503

Restatement notes:

(1) The single sale of stock occurring in the quarter ended March 31, 2004 was erroneously recorded at $1 per share. The correct amount was $.25 per share.for 40,000 shares. The transaction amount was $10,000, not $40,000. This $10,000 sale plus $50 in revenues was erroneously recorded as a loan from a related party, and is properly a stock sale to a third party. The $40,000 transaction originally recording the sale of stock was an incorrect adjustment affecting general and administrative expense.

(2) There were 4,475,000 shares issued for services, correctly valued at $.25 or $1,118,750, not $4,475,000, or a $3,356,250.

(3) The convertible notes issued to the related party have no beneficial conversion interest because the fair value of the stock is substantially lower than the exercise rates for the warrants granted in conjunction with the note issuances. Previously, the $1 stock sale price was above the exercise price, so all beneficial conversion amounts have been eliminated.

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

Cash requirements, Liquidity and Capital Resources

Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. During the period ended June 30, 2004 the company sold 40,000 share of common stock for $10,000 and received $235,744 in shareholder loans.

We have entered into a license agreement with Fox Televisions "Americas Most Wanted" under which we distribute and market a deck of playing cards with the faces and information of America's 56 most wanted criminals. Sales commenced in November 2003. We are currently seeking national retail distribution.

For the period ended June 30, 2004 the company received revenues of approximately $5,411 from the sale of America's Most Wanted Playing cards. We do not anticipate a significant increase in revenues until the second or third quarter of fiscal 2005.

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At June 30, 2004 we had cash on hand of $15,012 and a negative working capital position of approximately $140,798, of which $233,582 is unpaid compensation due to officers and directors

We will require an additional $3.0 million in cash over the next twelve months to affect our business plan. We expect to obtain this cash from the proceeds of one or more private or public offerings. The following sets forth the approximately amounts needed for each category of expenses:

* Software development                   1,200,000

* Marketing, advertising and promotion   1,000,000

* General and administrative expenses      800,000

            Total                                 $3,000,000

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
/s/ Pierre Cote _______________________________ Pierre Cote	FACE PRINT GLOBAL SOLUTIONS, INC. Vice-Chairman and Chief Executive Officer	August 30, 2004

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

Date: August 30, 2004

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

Date: August 30, 2004

/s/ Pierre Cote
 _____________________
Pierre Cote
(Acting) Chief Financial Officer

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

Date: August 30, 2004

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

Date: August 30, 2004

/s/ Pierre Cote
 _____________________
Pierre Cote
(Acting) Chief Financial Officer