Form 10QSB
period 2004-09-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2004-11-23
CIK 1263764

+++++++++++

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [  ] No

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

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

ITEM 1. FINANCIAL STATEMENTS

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

                                             PAGE

Unaudited Condensed Consolidated Balance Sheets,
     September 30, 2004 and March 31, 2004     2

Unaudited Condensed Consolidated Statements of
     Operations, for the three and six months ended
          September 30, 2004     3

Unaudited Condensed Consolidated Statements of
     Cash Flows, for the six months ended September 30,
     2004 and 2003     4

Notes to Unaudited Condensed Consolidated
          Financial Statements     5 - 11

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                        September 30,     March 31,
                                          2004              2004
                                        ___________     ___________
CURRENT ASSETS:
     Cash                               $     399      $    10,238
     Accounts receivable                      331              131
     Inventory                             41,178           48,292
     Prepaid expenses and other
     current assets                             -            2,753
                                        ___________     ___________
          Total Current Assets             41,908           61,414

PROPERTY AND EQUIPMENT, net                 11,390          14,351
                                        ___________     ___________
                                        $   53,298     $    75,765
                                        ___________     ___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                   $   41,282     $   34,219
     Accrued expenses                       50,040          1,073
     Advance from related party             50,246        262,759
     Accrued payroll                       295,582        216,333
     Accrued interest                       20,370              -
                                        ___________     ___________
          Total Current Liabilities        457,520        514,384

     Convertible notes payable
     - related party                       550,000              -
                                        ___________     ___________
          Total Liabilities              1,007,520         514,384
                                        ___________     ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, no par value, unlimited
    number of shares authorized,
    37,943,900 and 35,251,003 shares
    issued and outstanding, respectively   2,234,361     786,111
  Deficit accumulated during the
    development stage                     (3,188,583) (1,224,730)
                                          ___________  ___________
      Total Stockholders' Equity
      (Deficit)                             (954,222)   (438,619)
                                        ___________     ___________
                                          $   53,298   $  75,765
                                        ___________     ___________

NOTE:     The balance sheet at March 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Three Months     For the Six Months
                                        Ended September 30,     Ended September 30,
                                        ______________________  _____________________
                                          2004          2003     2004         2003
                                        ___________ ___________  __________ ___________
REVENUE                                 $     5,201 $        -  $   10,612 $        -

COST OF GOODS SOLD                            4,402          -       7,080          -
                                        ___________ ___________  __________ ___________
GROSS PROFIT                                    799          -       3,532          -
                                        ___________ ___________  __________ ___________
EXPENSES:
     Selling                                  5,528        415      25,853        903
     General and administrative             609,322     88,700   1,910,697    139,730
                                        ___________ ___________  __________ ___________
           Total Expenses                   614,850     89,115   1,936,550    140,633
                                        ___________ ___________  __________ ___________
LOSS BEFORE OTHER
  INCOME (EXPENSE)                         (614,051)   (89,115) (1,933,018)  (140,633)

OTHER INCOME (EXPENSE):
     Interest expense                       (14,120)         -     (30,835)         -
                                        ___________ ___________  __________ ___________
LOSS BEFORE INCOME TAXES                   (628,171)   (89,115) (1,963,853)  (140,633)

CURRENT TAX EXPENSE                               -          -           -          -

DEFERRED TAX EXPENSE                              -          -           -          -
                                         ___________ ___________  __________ ___________

NET LOSS                                 $  (628,171)$ (89,115) $(1,963,853) $(140,633)
                                        ___________ ___________  __________ ___________
LOSS PER COMMON SHARE                    $     (.02)   $  (.00)    $  (.05)    $  (.00)
                                        ___________ ___________  __________ ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Three Months
                                                            Ended September 30,
                                                         ____________________________
                                                            2004              2003
                                                         ____________     ___________
Cash Flows from Operating Activities:
   Net loss                                             $  (1,963,853)   $   (140,633)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
       Depreciation                                             2,961             624
       Non-cash services for stock                          1,438,250               -
       Changes in assets and liabilities:
         (Increase) in accounts receivable                       (200)              -
         Decrease in inventory                                  7,114               -
         Decrease in prepaid expenses                           2,753               -
         Increase in accounts payable                           7,063           9,307
         Increase in accrued expenses                          48,967               -
         Increase in accrued payroll                           79,249          93,666
         Increase in accrued interest                          20,370               -
                                                         ____________     ___________                                                  Net Cash (Used) by Operating Activities                      (357,326)        (37,036)
                                                         ____________     ___________
Cash Flows from Investing Activities                                -               -
                                                         ____________     ___________                                                  Net Cash Provided (Used) by Investing Activities                    -               -
                                                         ____________     ___________
Cash Flows from Financing Activities:
     Advances from related party                              287,487          38,363
     Proceeds from issuance of convertible notes               50,000               -
     Proceeds from issuance of common stock                    10,000          13,750
                                                         ____________     ___________                                                  Net Cash Provided by Financing Activities                     347,487          52,113
                                                         ____________     ___________
Net Increase (Decrease) in Cash                                (9,839)         15,077

Cash at Beginning of Period                                    10,238             160
                                                         ____________     ___________
Cash at End of Period                                        $    399     $    15,237
                                                         ____________     ___________
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                             $  30,835     $         -
       Income taxes                                         $       -     $         -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the six months ended September 30, 2004:
The Company extended $500,000 of related party advances into two notes payable of $250,000 each.

The Company issued a total of 5,753,000 shares of common stock for services valued at $1,438,250.

     For the six months ended September 30, 2003:
        None

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ‑ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Face Print Global Solutions, Inc. ("Parent") was organized under the laws of the State of Wyoming on November 12, 1999 as Dostuk Holdings, Inc.  Parent had been inactive since its inception.  In March 2003, Parent changed its name to Face Print Global Solutions, Inc.

FacePrint Global Solutions, Inc. ("Subsidiary") was organized under the laws of the State of California on January 30, 2003.  On March 31, 2003, Parent acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed March 17, 2003.  The agreement called for Parent to issue 24,070,000 shares of its common stock to the former shareholders of Subsidiary for all 24,070,000 outstanding shares of Subsidiary's common stock wherein Subsidiary became a wholly-owned subsidiary of Parent [See Note 2].  The acquisition has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception.

Face Print Global Solutions, Inc. and Subsidiary ("the Company") markets playing cards printed with custom faces.  The Company also plans to develop and market facial recognition software.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 audited financial statements.  The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts of Parent and its wholly-owned Subsidiary.  All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year - The Company's fiscal year-end is March 31st.

Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value.  The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis.  The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due.  The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan.  The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable.  The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balances and historical losses.  The Company records interest income on delinquent accounts and loans receivable only when payment is received.  The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal.  The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable.  The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out  ("FIFO") method [See Note 3].

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three years.  In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews their property and equipment for impairment.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of September 30, 2004, the Company has capitalized a total of $6,222 of website costs which are included in property and equipment.  The Company did not incur any planning costs and did not record any research and development costs for the six months ended September 30, 2004 and 2003.

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment.  No impairment was recorded during the six months ended September 30, 2004 and 2003.  Amortization expense for the six months ended September 30, 2004 and 2003 was $0 and $0, respectively.

Revenue Recognition - The Company's revenue comes from the sale of custom playing cards.  The Company recognized revenue when rights and risk of ownership have passed to the customer, there is persuasive evidence of a sales arrangement, product has been shipped or delivered to the customer, the price and terms are finalized and collection of the resulting receivable is reasonable assured.  Products are shipped FOB shipping point at which time title passes to the customer because there is no right of return after shipment.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company expensed $25,792 and $903 in advertising costs during the six months ended September 30, 2004 and 2003, respectively.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 6].  The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.  The Company has not issued any stock options or warrants under the plan.

Research and Development - The Company expenses research and development as incurred.  For the six months ended September 30, 2004 and 2003, respectively, the Company expensed $50,000 and $0 in research and development.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 7].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 10].

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued.  SFAS No. 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 2].

Reclassification - The financial statements for periods prior to September 30, 2004 have been reclassified to conform to the headings and classifications used in the September 30, 2004 financial statements.

NOTE 2 ‑ AGREEMENT AND PLAN OF REORGANIZATION

On March 17, 2003, Parent and Subsidiary entered into an Agreement and Plan of Reorganization whereby Parent agreed to acquire 100% of Subsidiary in a stock for stock exchange.  The agreement called for Parent to issue 24,070,000 shares of common stock to the former shareholders of Subsidiary for all 24,070,000 outstanding shares of Subsidiary's common stock.  The Company has accounted for the acquisition as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception.

NOTE 3 ‑ INVENTORY

Inventory consists of the following at:

                                        September 30,     March 31,
                                             2004           2004
                                        _____________     _____________
     Finished goods                  $     41,178      $     48,292
                                        _____________     _____________
     Total Inventory                 $     41,178      $     48,292
                                        _____________     _____________

The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at September 30, 2004.

NOTE 4 ‑ PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

                                        September 30,     March 31,
                                           2004            2004
                                        ___________     ___________
     Office furniture and equipment  $   11,490      $   11,490
     Website                              6,222           6,222
                                        ___________     ___________
                                         17,712          17,712

     Less:  Accumulated depreciation     (6,322)         (3,361)
                                        ___________     ___________
          Net Property and Equipment  $  11,390      $   14,351
                                        ___________     ___________

Depreciation expense for the six months ended September 30, 2004 and 2003 was $2,961 and $624, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable totaling $500,000 to an officer /shareholder of the Company.  The notes accrue interest at 10% per annum, are due March 2006 and are convertible into common stock at $.50 per share.

The Company issued a $25,000 convertible note payable to a relative of an officer/shareholder of the Company.  The note accrues interest at 10% per annum, is due June 2006 and is convertible at $.50 per share.

The Company issued a $25,000 convertible note payable to an individual.  The note accrues interest at 10% per annum, is due June 2006 and is convertible into common stock at $.50 per share.

NOTE 6 ‑ CAPITAL STOCK

Common Stock ‑ The Company has authorized an unlimited number of shares of no par value common stock.  In January 2003, in connection with their organization, the Company issued 24,070,000 shares of their previously authorized but unissued common stock to various individuals including 13,510,000 which was issued to an officer/shareholder of the Company.  The shares were issued for a subscription receivable of $13,750 and for services rendered valued at $226,950 (or $.01 per share).  The Company collected the entire $13,750 subscription receivable in August 2003.

In March 2003, Parent entered into an Agreement and Plan of Reorganization with Subsidiary which has been accounted for as a recapitalization of Subsidiary [See Note 2].

During the quarter ended September 30, 2004, the Company issued 1,278,000 shares of common stock for services valued at $319,500.

During the quarter ended September 30, 2004, a former director of the Company returned 1,250,000 shares for cancellation.

During the quarter ended June 30, 2004, Face Print issued 4,475,000 shares of common stock for services valued at $1,118,750 and 40,000 shares of common stock for $10,000 cash.

Reservation of Subsidiary Stock - In February 2003, Subsidiary's Board of Directors resolved to reserve 1,000,000 shares of Subsidiary's common stock to be issued under options to employees, advisors and consultants.

Stock Option Plan - In November 2399, the Board of Directors of Parent adopted and the stockholders at that time approved the 1999 Stock Option Plan ("the Plan").  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company.  At September 30, 2004, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

NOTE 7 ‑ INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at September 30, 2004 unused operating loss carryforwards of approximately $2,732,000 which may be applied against future taxable income and which expire in 2025.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets, which consist of deferred compensation, tax basis of fixed assets in excess of book basis and net operating loss carryforwards, are approximately $682,000 and $238,000 as of September 30, 2004 and March 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $444,000 for the six months ended September 30, 2004.

NOTE 8 ‑ RELATED PARTY TRANSACTIONS

Advances from Related Party - Officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company totaling $550,246.  The Company extended $500,000 of the advances into two notes payable [See Note 5].  The remaining $50,246 of the advances bear no interest and are due on demand.

The Company has convertible notes payable totaling $500,000 which are owed to an officer/shareholder of the Company and a $25,000 convertible note payable which is owed to a relative of an officer/shareholder of the Company [See Note 5].

Management Compensation - In January 2003, the Company issued 13,510,000 shares of common stock to an officer/shareholder of the Company for services rendered valued at $135,100 [See Note 5].  As of September 30, 2004, the Company had accrued $216,667 of salary owed to an officer/shareholder of the Company, none of which has been paid.  Salary expense to the officer/shareholder for the six months ended September 30, 2004 and 2003 amounted to $65,000 and $65,000, respectively.

Office Space - Prior to July 2003, the Company did not have a need to rent office space and an officer/shareholder of the Company allowed the Company to use his offices as a mailing address, as needed, at no expense to the Company.

NOTE 9 ‑ GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 10 ‑ LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                        For the Three Months     For the Six Months
                                        Ended September 30,     Ended September 30,
                                        _______________________     _______________________
                                            2004         2003         2004        2003
                                        ___________   ___________    ___________  ___________
     Loss from operations
     available to common
     shareholders (numerator)     $  (628,171)    $   (89,115)   $(1,963,853) $(140,633)
                                        ___________   ___________    ___________  ___________
     Weighted average number of
     common shares outstanding
     used in loss per share for the
     period (denominator)            37,003,596    33,070,000    36,556,981   33,070,000
                                        ___________   ___________    ___________  ___________

At September 30, 2004, the Company had 581,000 outstanding warrants and notes payable convertible into 1,140,740 shares which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Advertising Agency Agreement - In October 2003, the Company signed an Advertising Agency Agreement with Internet Advertising Group, Inc. for advertising.  The agreement calls for the Company to purchase at least $20,000 of advertising per month beginning November 2003.  The agreement is cancelable upon 30-days written notice beginning February 1, 2004.

NOTE 12 - CONCENTRATIONS

Supplier - The Company buys all of its playing cards from a single supplier.  Management believes that playing cards are a commodity that is readily available and that the loss of this supplier would not have a negative impact on the financial condition of the Company.

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

At September 30, 2004, we had three full time employees and three part time consultants.

Cash requirements, Liquidity and Capital Resources

We have entered into a license agreement with Fox Televisions "Americas Most Wanted" under which we distribute and market a deck of playing cards with the faces and information of America's 56 most wanted criminals. Sales commenced in November 2003. We are currently seeking national retail distribution.

For the six months ended September 30, 2004 the company received revenues of approximately $10,612 from the sale of America's Most Wanted Playing cards. We do not anticipate a significant increase in revenues until the second or third quarter of fiscal 2005.

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At September 30, 2004 we had cash on hand of $399 and a negative working capital position of approximately $415,612, of which $295,582 is unpaid compensation due to officers and directors.

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

Our FACEPRINT software under development allows for the creation of billions of combinations of facial images of either sex, any race and age group. FACEPRINT utilizes our internally developed morphological coding algorithm, E-DNA (a digital imprint of the face) for rapid transmission and/or information sharing. Our goal is to start selling FACEPRINT in February 2005.

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

Risk Factors and Cautionary Statements

Our future operating results are subject to many facilities, including:

* our success in developing our EZ Match software;

* our ability to attract and retain customers and our other products;

* the effects of competition from other facial recognition software companies; and

* our ability to obtain additional financing.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Reports on Form 8-K.

We filed the following current reports on Form 8-K during the period covered by this report:

    i. We reported an event occurring on July 15, 2004, specifically, the resignation of directors Lois Gibson, Ed Madge, and Sylvie Traub.

b. Exhibits. The following exhibits are hereby filed with this report:

Exhibit Number	Description
99.1.	Certification of Chief Executive Officer and Chief Financial Officerpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
/s/ Pierre Cote _______________________________ Pierre Cote	FACE PRINT GLOBAL SOLUTIONS, INC. Vice-Chairman and Chief Executive Officer	November 23, 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

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

Date: November 23, 2004

/s/ Pierre Cote
 _____________________
Pierre Cote
Chief Executive Officer
Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description
99.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission (the 'Report'), I, Pierre Cote, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 23, 2004

/s/ Pierre Cote
 _____________________
Pierre Cote
Chief Executive Officer
Chief Financial Officer