Form 10QSB
period 2004-12-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2005-02-17
CIK 1263764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED December 31, 2004

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

DECEMBER 31, 2004

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

                                                        PAGE

Unaudited Condensed Consolidated Balance Sheets,
December 31, 2004 and March 31, 2004                        2

Unaudited Condensed Consolidated Statements of
Operations, for the three and nine months ended
December 31, 2004                                           3

Unaudited Condensed Consolidated Statements of
Cash Flows, for the nine months ended December 31,
2004 and 2003                                           4 - 5

Notes to Unaudited Condensed Consolidated
Financial Statements                                    6 - 12

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                      December 31,        March 31,
                                         2004               2004
                                      ___________        ___________
CURRENT ASSETS:
   Cash                              $          -       $    10,238
   Accounts receivable                        537               131
   Inventory                               40,930            48,292
   Prepaid expenses and other
   current assets                               -             2,753
                                      ___________        ___________
      Total Current Assets                 41,467            61,414

PROPERTY AND EQUIPMENT, net                 9,902            14,351
                                      ___________        ___________
                                      $    51,369       $     75,765
                                      ___________        ___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Bank overdraft                     $     3,651       $         -
   Accounts payable                        47,800            34,219
   Accrued expenses                        75,495             1,073
   Advance from related party                   -           262,759
   Accrued payroll                        350,582           216,333
   Accrued interest                        38,802                 -
                                      ___________        ___________
       Total Current Liabilities          516,330           514,384

   Convertible notes payable -
    related party                          25,000                 -
                                      ___________        ___________
       Total Liabilities                  541,330            514,384
                                      ___________        ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, no par value, unlimited
     number of shares authorized,
     40,056,264 and 35,251,003 shares
     issued and outstanding, respectively     3,094,293        786,111
  Deficit accumulated during the
     development stage                       (3,584,254)    (1,224,730)
                                             ___________    ___________
      Total Stockholders' Equity (Deficit)     (489,961)      (438,619)
                                             ___________    ___________
                                            $    51,369    $    75,765
                                             ___________     __________

NOTE: The balance sheet at March 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                For the Three Months         For the Nine Months
                                  Ended December 31,         Ended December 31,
                                _______________________    _______________________
                                    2004         2003         2004         2003
                                ___________   ___________  ___________  ___________
REVENUE                         $    2,446   $    35,784  $   13,058  $    35,784

COST OF GOODS SOLD                   2,818        11,714       9,898       11,714
                                ___________   ___________  ___________  ___________
GROSS PROFIT (LOSS)                   (372)       24,070       3,160       24,070
                                ___________   ___________  ___________  ___________

EXPENSES:
  Selling                            3,079        35,519      28,932       36,422
  General and administrative       373,787       175,510   2,284,485      315,240
                                ___________   ___________  ___________  ___________
     Total Expenses                376,866       211,029   2,313,417      351,662
                                ___________   ___________  ___________  ___________
LOSS BEFORE OTHER
INCOME (EXPENSE)                 (377,238)      (186,959) (2,310,257)    (327,592)

OTHER INCOME (EXPENSE):
  Interest expense                (18,432)             -     (49,267)           -
                                ___________   ___________  ___________  ___________

LOSS BEFORE INCOME TAXES         (395,670)      (186,959) (2,359,524)    (327,592)

CURRENT TAX EXPENSE                                    -                        -

DEFERRED TAX EXPENSE                     -             -           -            -
                                ___________   ___________  ___________  ___________

NET LOSS                        $  (395,670) $  (186,959) $(2,359,524)  $(327,592)
                                ___________   ___________  ___________  ___________

LOSS PER COMMON SHARE           $     (.01)  $      (.01) $      (.06)$      (.01)
                                ___________   ___________  ___________  ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Nine Months
                                                     Ended December 31,
                                                ____________________________
                                                   2004             2003
                                                _____________    _____________
Cash Flows from Operating Activities:
  Net loss                                      $  (2,359,524)   $    (327,592)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Amortization                                            -           39,766
    Depreciation                                        4,449            1,488
    Non-cash services for stock                     1,604,500                -
    Changes in assets and liabilities:
      (Increase) in accounts receivable                  (406)          (1,172)
      (Increase) decrease in inventory                  7,362          (58,800)
      Decrease in prepaid expenses                      2,753                -
      Increase in accounts payable                     13,581          123,436
      Increase in accrued expenses                     74,422                -
      Increase in accrued payroll and taxes           134,249          142,271
      Increase in accrued interest                     38,802                -
                                                _____________    _____________
        Net Cash (Used) by Operating Activities      (479,812)         (80,603)
                                                _____________    _____________

Cash Flows from Investing Activities
   Purchase of property and equipment                                  (14,974)
   Purchase of intangible assets                                      (200,000)
                                                _____________    _____________
        Net Cash Provided (Used)
        by Investing Activities                             -         (214,974)
                                                _____________    _____________

Cash Flows from Financing Activities:
    Bank overdraft                                      3,651                -
    Advances from related party                      -480,923          141,277
    Proceeds from issuance of warrants                      -           78,429
    Proceeds from issuance of common stock             10,000           80,571
    Proceeds from issuance of convertible notes       -75,000                -
                                                _____________    _____________
       Net Cash Provided by Financing Activities      469,574          300,277
                                                _____________    _____________
Net Increase (Decrease) in Cash                       (10,238)           4,700

Cash at Beginning of Period                            10,238              160
                                                _____________    _____________
Cash at End of Period                          $            -    $       4,860
                                                _____________    _____________
Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
  Interest                                     $       49,267    $           -
  Income taxes                                 $            -    $           -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Supplemental Schedule of Non-cash Investing and Financing Activities:

                        For the nine months ended December 31, 2004:

The Company extended $648,682 of related party advances into four notes payable of $250,000, $250,000, $92,170 and $56,512.

At December 31, 2004, the Company converted $648,682 of related party notes payable into common stock at $.50 per share.  As a result of this conversion,
1,297,364 shares of common stock was issued.

At December 31, 2004, the Company also converted a $25,000 convertible note payable which is owed to a relative of an officer/shareholder of the Company into common stock at $.50 per share.  As a result of this conversion, 50,000 shares of common stock was issued.

During the period ended December 31, 2004, an individual paid expenses of
$20,000 on behalf of the Company and received a convertible note payable.  The note was converted into 40,000 shares of common stock at December 31, 2004.

The Company issued a total of 6,418,000 shares of common stock for services valued at $1,604,500.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Condensed Financial Statements - The accompanying financial
statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed
financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31,
2004 audited financial statements.  The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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
Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
In accordance with Statement of Financial Accounting Standards No.
144, "Accounting for the Impairment or Disposal of Long-Lived
Assets", the Company periodically reviews their property and equipment for impairment.

Website Costs - The Company has adopted the provisions of Emerging
Issues Task Force 00-2, "Accounting for Web Site Development
Costs."  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of December 31, 2004, the Company has capitalized a total of $6,222 of website costs which are included in property and equipment.  The Company did not incur any planning costs and did not record any research and development costs for the nine months ended December 31, 2004 and
2003.

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangible Assets".  SFAS
No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life
intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews their
intangible assets for impairment.  No impairment was recorded during the nine months ended December 31, 2004 and 2003.
Amortization expense for the nine months ended December 31, 2004 and 2003 was $0 and $0, respectively.

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

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company expensed $28,871 and $36,422 in
advertising costs during the nine months ended December 31, 2004 and 2003, respectively.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 6].  The Company accounts for its plan under the recognition and measurement principles of Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" and related Interpretations.  The Company has not issued any stock options or warrants under the plan.

Research and Development - The Company expenses research and development as incurred.  For the nine months ended December 31,
2004 and 2003, respectively, the Company expensed $50,000 and $0 in research and development.

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

Recently Enacted Accounting Standards - Statement of Financial
Accounting Standards ("SFAS") No. 151, "Inventory Costs - an
amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting
for Real Estate Time-Sharing Transactions - an amendment of FASB
Statements No. 66 and 67", SFAS No. 153, "Exchanges of
Nonmonetary Assets - an amendment of APB Opinion No. 29", and
SFAS No. 123 (revised 2004), "Share-Based Payment", were
recently issued.  SFAS No. 151, 152, 153 and 123 (revised 2004)
have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary
[See Note 2].

Reclassification - The financial statements for periods prior to
December 31, 2004 have been reclassified to conform to the headings and classifications used in the December 31, 2004 financial
statements.

NOTE 2 - AGREEMENT AND PLAN OF REORGANIZATION

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

NOTE 3 - INVENTORY

Inventory consists of the following at:

                              December 31,              March 31,
                                  2004                  2004
                              _____________           _____________
Finished goods               $    40,930             $    48,292
                              _____________           _____________
Total Inventory              $    40,930             $    48,292
                             _____________            _____________

The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at December 31, 2004.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

                                   December 31,    March 31,
                                      2004          2004
                                  ___________     ___________
Office furniture and equipment    $   11,490    $   11,490
Website                                6,222         6,222
                                  ___________     ___________
                                      17,712        17,712

Less:  Accumulated depreciation       (7,810)       (3,361)
                                  ___________    ___________
Net Property and Equipment        $    9,902    $   14,351
                                  ___________    ___________

Depreciation expense for the nine months ended December 31, 2004 and 2003 was $4,449 and $1,488, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company issued a $25,000 convertible note payable to an
individual.  The note accrues interest at 10% per annum, is due
June 2006 and is convertible into common stock at $.50 per share.

NOTE 6 - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock.  In January 2003, in
connection with their organization, the Company issued 24,070,000 shares of their previously authorized but unissued common stock to various individuals including 13,510,000 which was issued to an officer/shareholder of the Company.  The shares were issued for a subscription receivable of $13,750 and for services rendered valued at $226,950 (or $.01 per share).  The Company collected the entire
$13,750 subscription receivable in August 2003.

In March 2003, Parent entered into an Agreement and Plan of
Reorganization with Subsidiary which has been accounted for as a recapitalization of Subsidiary [See Note 2].

During the quarter ended December 31, 2004, the Company issued
665,000 shares of common stock for services valued at $166,250.

During the quarter ended December 31, 2004, the Company converted
$693,682 in notes payable into common stock at $.50 per share.  The total amount of shares issued as a result of this conversion was
1,387,364.

During the quarter ended September 30, 2004, Face Print issued
1,278,000 shares of common stock for services valued at $319,500.

Reservation of Subsidiary Stock - In February 2003, Subsidiary's
Board of Directors resolved to reserve 1,000,000 shares of
Subsidiary's common stock to be issued under options to employees, advisors and consultants.

Stock Option Plan - In November 1999, the Board of Directors of
Parent adopted and the stockholders at that time approved the 1999
Stock Option Plan ("the Plan").  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to
2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of
Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least
10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company.  At December 31, 2004, no awards had been made and total awards available to be granted from the Plan amounted to
2,000,000 shares.

NOTE 7 - INCOME TAXES

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

The Company has available at December 31, 2004 unused operating loss carryforwards of approximately $3,063,000 which may be applied against future taxable income and which expire in 2025.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.
Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets, which consist of deferred compensation, tax basis of fixed assets in excess of book basis and net operating loss carryforwards, are approximately $769,000 and $238,000 as of December 31, 2004 and
March 31, 2004, respectively, with an offsetting valuation
allowance of the same amount, resulting in a change in the
valuation allowance of approximately $531,000 for the nine months ended December 31, 2004.

NOTE 8 - RELATED PARTY TRANSACTIONS

Advances from Related Party - Officers and shareholders of the
Company have made payments on behalf of the Company and cash advances to the Company totaling $56,512.  The Company converted the advances into convertible notes at December 31, 2004, then converted the note into common stock at December 31, 2004

Management Compensation - In January 2003, the Company issued
13,510,000 shares of common stock to an officer/shareholder of the
Company for services rendered valued at $135,100 [See Note 6].  As of December 31, 2004, the Company had accrued $249,166 of salary owed to an officer/shareholder of the Company, none of which has been paid.  Salary expense to the officer/shareholder for the nine months ended December 31, 2004 and 2003 amounted to $97,500 and
$97,500, respectively.

Office Space - Prior to July 2003, the Company did not have a need to rent office space and an officer/shareholder of the Company allowed the Company to use his offices as a mailing address, as needed, at no expense to the Company.

NOTE 9 - GOING CONCERN

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

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                For the Three Months         For the Nine Months
                                Ended December 31,           Ended December 31,
                                _______________________    _______________________
                                2004            2003       2004            2003
                                ___________ ___________    ___________  ___________
Loss from operations
available to common
shareholders (numerator)        $(395,670) $ (186,959)   $(2,359,524) $ (327,592)
                                ___________ ___________    ___________  ___________

Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)            37,943,900  33,399,673     37,020,969  3,180,290
                                ___________ ___________    ___________  ___________

At December 31, 2004, the Company had outstanding warrants and notes payable convertible into shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

ITEM 2. LEGAL PROCEEDINGS

FGS is not a party to any material legal proceedings.

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

At December 31, 2004, we had three full time employees and three part time consultants.

Cash requirements, Liquidity and Capital Resources

We have entered into a license agreement with Fox Televisions "Americas Most Wanted" under which we distribute and market a deck of playing cards with the faces and information of America's 56 most wanted criminals. Sales commenced in November 2003. We are currently seeking national retail distribution.

For the nine months ended December 31, 2004 the company received revenues of $13,058. We do not anticipate a significant increase in revenues until the second or third quarter of fiscal 2005. As of December 31, 2004 we had a Cash Deficit, a bank overdraft of #3,651. We had negative working capital of $474,863, which includes unpaid compensation to officers of $350,582

We will require an additional $3.0 million in cash over the next twelve months to affect our business plan. We expect to obtain this cash from the proceeds of one or more private or public offerings. The following sets forth the approximately amounts needed for each category of expenses:

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

Our FACEPRINT software under development allows for the creation of billions of combinations of facial images of either sex, any race and age group. FACEPRINT utilizes our internally developed morphological coding algorithm, E-DNA (a digital imprint of the face) for rapid transmission and/or information sharing. Our goal is to start selling FACEPRINT in April 2005.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Reports on Form 8-K.

We filed the following current reports on Form 8-K during the period covered by this report:

i. We reported an event occurring on November 8, 2004, specifically, our dismissal of Malone & Bailey, PLLC as our independent accountants, and the appointment of Pritchett, Siler, & Hardy, P.C. as the Registrant's independent accountants.

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
/s/ Pierre Cote _______________________________ Pierre Cote	FACE PRINT GLOBAL SOLUTIONS, INC. Vice-Chairman and Chief Executive Officer	February 14, 2005

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

Date: February 14, 2005

/s/ Pierre Cote
 _____________________
Pierre Cote
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jean Lajoie, certify that:

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

Date: February 14, 2005

/s/ Jean Lajoie
 _____________________
Jean Lajoie
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

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission (the 'Report'), I, Pierre Cote, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 14, 2005

/s/ Pierre Cote
 _____________________
Pierre Cote
Chief Executive Officer

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission (the 'Report'), I, Jean Lajoie, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 14, 2005

/s/ Jean Lajoie
 _____________________
Jean Lajoie
Chief Financial Officer