Form 10KSB
period 2005-03-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2005-07-14
CIK 1263764

+++++++++++

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X]Yes [ ]No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenue for its most recent fiscal year: $13,412.

The aggregate market value of voting stock held by non-affiliates of the registrant was $2,230,491 (10,621,387 shares at $0.21 per share) as of March 31, 2005.

The number of shares of Common Stock outstanding as of that date was 39,276,264.

Transitional Small Business Disclosure Format: [ ] Yes [X]No

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

ITEM 1. DESCRIPTION OF BUSINESS

Background

Face Print Global Solutions, Inc. was originally formed on January 30, 2003 as a California corporation called FGS Global Solutions, Inc. On March 17, 2003, Face Print Global Solutions, Inc. ("FGS", "we", or "our") formerly known as Dostuk Holdings, Inc., a Wyoming corporation formed in November 1999 solely to seek for and make an acquisition, entered into an acquisition agreement whereby it acquired on March 31, 2003 all of the common stock of FGS Global Solutions, Inc., the original California corporation. The acquisition was effected as a tax free share exchange, with the shareholders of FGS Global Solutions, Inc. (California) receiving 24,070,000 new shares of common stock and the existing shareholders of the Wyoming parent retaining all of their 9,000,000 shares of common stock. The California corporation is a wholly-owned subsidiary and all operations are conducted by the California subsidiary. The Wyoming corporation, which has no operations or separate identity, subsequently changed its name from Dostuk Holdings, Inc. to Face Print Global Solutions, Inc. Unless we state otherwise, all references to FGS, "we", or "our" refer to the combined entity of the Wyoming parent, and the acquired California entity. In June of 2005, we acquired Apometrix Technologies, Inc. ("Apometrix")

FGS is a software-development company engaged in facial recognition and facial imagery. Our mission is to become a world leader in the field of biometrics and developing high accuracy products in facial recognition technology. We address the critical needs in facial recognition related to identity verification in crime-prevention and worldwide efforts against terrorism.

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

Products and Services

Our FGS software under development allows for the creation of billions of combinations of facial images of either sex, any race and age group. FGS utilizes our internally developed morphological coding algorithm, E-DNA (a digital imprint of the face) for rapid transmission and/or information sharing. Our goal is start selling FGS in late 2005.

Our EZ Match software under development will address identity verification and authentication for security purpose (passports, drivers license) using the FGS technology. EZ-Match is search engine software that will capture a digitized facial image, generate an E-DNA code, and then compare the images against a database or any other available image. This is expected to have a major impact in identity verification and making possible matches with suspect composite pictures (for example, Most Wanted or Suspected Terrorist lists). Our goal is to start selling EZ Match in late 2005.

We are developing a series of online courses for law enforcement and security professionals. Our courses will be developed by certified police instructors and well-known criminologists in the industry. E-Learning is an online training program that will create value to our products and any other product we choose to distribute. Our goal is to have our courses available online in September 2005 and continually add and update the classes monthly.

In June of 2005, we acquired Apometrix Technologies, Inc. ("Apometrix"). Apometrix manufactures several identity-verification technologies:

  BIOthentIC(r) is a smart card reader and fingerprint reading identity verification device that accurately confirms the identity of a user electronically to ensure reliable and secure access to computers and communications.

  CeRtiS works much like BIOthentIC; it is a fingerprint reading identity verification device that accurately confirms the identity of a user electronically to ensure reliable and secure access to computers and communications, but does not utilize a smart card reader.

  Apovelop is a "universal digital envelope", a computer-based verification protocol that can ensure secure and traceable transmission of any digital document, including identification, time-stamping, encryption, signature, and traceability.

America's Most Wanted Playing Cards

We formerly marketed and sold a set of 56 playing cards featuring the faces and bio data of America's 56 most wanted criminals, pursuant to a non-exclusive license with Fox Entertainment Group, the owner of the "America's Most Wanted" television program. Pursuant to the license, which expired on September 30, 2004, we were to pay to Fox Entertainment Group a 10-14% royalty, of which no less than $200,000 royalty must be paid over the term. Of the minimum royalty, we have paid $100,000, but we did not make a payment of $100,000 that was due on May 31, 2004. FGS was required to expend no less than $600,000 in marketing the cards; we did not meet our marketing obligations under the license.

We have determined not to attempt to renew the license with Fox Entertainment Group, and FGS does not expect to develop further playing card sets. We intend to phase out this area of business.

Distribution, Marketing and Website

We intend to build our own in-house sales and marketing organization and market our products by means of our website, located at Faceprint.tv.

Competition

There are a number of facial recognition and composite software developers. However, their products are based on a set of biometric algorithms that were developed in the late 1980's and 1990's. Our products will be based on new biometric algorithms we have developed. The software industry is intensely competitive and subject to rapid technological change.

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

Trademarks and Intellectual Property

We regard our technology, trademarks, trade dress, trade secrets, copyrights and similar intellectual property, and future potential patent applications and service marks as critical to our success, and will rely on a combination of patent law, trademark law, trade secret protection, copyrights law and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. EZ-Match will be copyrighted when it is developed. Currently, we are utilizing no trademarks of our own, but formerly used the trademark "America's Most Wanted" under license from Fox Entertainment Group, Inc. We intend to trademark EZ-Match and E-DNA in the United States and Canada. We have not filed for trademark protection but we intend to by September 30, 2005. We are currently relying on common law trademark protection and we have no trademark protection except that provided by common law. We have no patent rights, service marks or patent applications.

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

Employees

At March 31, 2005, we had five full time employees and no part time employees. We also employ a range of outside consultants.

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

ITEM 3. LEGAL PROCEEDINGS

FGS is a party to litigation. In June of 2005, former employee Nick Cornacchia filed an action against FGS in the Superior Court of California for the County of Fresno, Case No. 05CECG01344. The nature of the case is breach of contract. Mr. Cornacchia is seeking damages for unpaid wages of approximately $8,000, and additional consequential and punitive damages. FGS has counter-sued, also arguing breach of contract. We cannot determine at this time either the likelihood of success of the suit, or the likely amount of damages.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders during the period upon which we are reporting.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Equity and Related Stockholder Matters

Our common stock is listed in the Over the Counter Bulletin Board under the symbol 'FPCG'. We have issued no other classes of stock.

As of March 31, 2005, we had 39,276,264 shares of common stock outstanding held by 173 stockholders of record.

The following table sets forth the range of high and low bid prices of our common stock for the fiscal quarters of 2005; our stock commenced trading on November 8, 2004. The quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.
	1st Qtr. 04/01 to 06/30		2nd Qtr. 07/01 to 9/30		3rd Qtr. 10/1 to 12/31		4th Qtr. 01/01 to 03/31
	High	Low	High	Low	High	Low	High	Low

2005	-	-	-	-	.40	.05	.30	.13

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements, and financial condition and other such factors as the Board of Directors may consider.

(b) Recent Sales of Unregistered Securities

We issued the following unregistered securities during the three-year period ended March 31, 2005:

On May 17, 2004, we sold 40,000 shares of common stock to a private investor for $10,000, a purchase price of $0.25. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale.

On May 17, 2004 we issued 1,250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On May 17, 2004 we issued 500,000 shares of common stock to Seth Horn in connection with his employment agreement as compensation for his services as CFO. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On May 17, 2004 we issued 500,000 shares of common stock to Wayne Quick in connection with his employment agreement as compensation for his services as Board member and employee. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On May 17, 2004 we issued 150,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee to FGS. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On May 17, 2004 we issued 75,000 shares of common stock to Daniel Simmons in connection with his employment agreement as compensation for his services as employee to FGS. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On December 1, 2004 we issued 200,000 shares of common stock to Jean-Guy Boisjoli in connection with his employment agreement as compensation for his services as consultant to FGS. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On December 1, 2004 we issued 50,000 shares of common stock to Gilles Gauthier in connection with his employment agreement as compensation for his services as consultant to FGS. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On August 25, 2004 we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On August 25, 2004 we issued 500,000 shares of common stock to Nick Cornacchia in connection with his employment agreement as compensation for his services as an employee. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On August 25, 2004 we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as an employee. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On August 25, 2004 we issued 35,000 shares of common stock to Sylvie Traub in connection with her employment agreement as compensation for her services as an employee. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On August 25, 2004 we issued 10,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as Chairman. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On August 25, 2004 we issued 10,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as an employee. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On August 25, 2004 we issued 8,000 shares of common stock to Chris Smith in connection with his consulting agreement; the services were valued at $2,000. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On September 30, 2004 we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On September 30, 2004 we issued 30,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as Chairman. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On September 30, 2004 we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On September 30, 2004 we issued 30,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On October 7, 2004, we sold 55,000 shares of common stock to a private investor for $13,750, a purchase price of $0.25. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale.

On November 22, 2004, we sold 60,000 shares of common stock to a private investor for $15,000, a purchase price of $0.25. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale.

On December 31, 2004, we sold 1,297,364 shares of common stock to Pierre Cote in exchange for the retirement of $650,682 in loans to the Company. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale.

On December 31, 2004, we sold 40,000 shares of common stock to Sylvie Traub in exchange for the retirement of $20,000 in loans to the Company. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale.

On December 31, 2004, we sold 50,000 shares of common stock to Piyada Cote in exchange for the retirement of $25,000 in loans to the Company. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale.

On January 6, 2005 we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On January 6, 2005 we issued 55,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as Chairman. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On January 6, 2005 we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On January 6, 2005 we issued 30,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On January 6, 2005 we issued 200,000 shares of common stock to Gestion Academac, Inc. in connection with its consulting agreement; the services were not valued monetarily. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On January 6, 2005 we issued 200,000 shares of common stock to Jean LaJoie in connection with his employment agreement as compensation for his services as CFO. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On March 16, 2005 we issued 50,000 shares of common stock to Coffin Partners in connection with its consulting agreement; the services were not valued monetarily. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On March 16, 2005 we issued 50,000 shares of common stock to Frederic Serre in connection with his consulting agreement; the services were not valued monetarily. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On March 16, 2005 we issued 1,400,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On March 16, 2005 we issued 500,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On March 16, 2005 we issued 50,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On March 31, 2005, we sold 50,000 shares of common stock to Daniel Traub in exchange for the retirement of $25,000 in loans to the Company. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale.

During the fiscal year ended March 31, 2004, the company issued 931,000 shares of stock in exchange for cash of $232,750.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Fiscal Years Ended March 31, 2005 and March 31, 2004

Sales. Total sales were $13,412 in fiscal 2005 compared to $41,241 in fiscal 2005, a decrease of $27,829, or 67.5%. The decrease in sales is attributable to our phase-out of the America's Most Wanted playing cards.

Cost of Goods Sold. Cost of goods sold was $11,856 in fiscal 2005, representing approximately 88.39% of sales, compared to cost of goods sold of $8,765 in fiscal 2004, which represented 21.2% of sales for fiscal 2004. The increase in cost of goods sold in 2005, and the resulting increase in cost of goods sold as a percentage of sales, is primarily due to decreases in sales of the America's Most Wanted playing cards and increased purchase of inventory

Operating Costs. Operating costs were $6,886,010 in fiscal 2005, compared to $964,480 in fiscal 2004, a 614% increase. This increase is directly attributable to increases in our payroll and increases in expenditures to outside consultants.

Operating (Loss)/Profit. Operating loss for fiscal 2005 was ($6,884,454)) compared to operating loss of ($932,004) in fiscal 2004, an increase of 638%. The increase in operating loss is attributable to increased payroll expenses and increased payments to consultants.

Other Income (Expense). Other income and (expense) was ($128,092) in fiscal 2005 compared to ($9,303) in fiscal 2004. The increase is due to increased interest expense.

Net (Loss)/Earnings. We reported a net loss of ($7,012,546) for fiscal 2005 compared to a net loss of ($941,307) for fiscal 2004. The increase in loss is attributable primarily to the factors outlined above that contributed to our increased operating costs, and to increased interest expenses.

Cash requirements, Liquidity and Capital Resources

Our principal source of operating capital has been provided by private sales of our common stock and convertible notes, stockholder loans, and stock issued for services, as well as some revenues from our operations. During the fiscal year ended March 31, 2005 the company sold stock and convertible notes totaling $60,000 and received $531,136 in shareholder loans. We issued 5,583,000 shares of common stock for services valued at $1,395,749.

We have entered into a license agreement with Fox Televisions "Americas Most Wanted" under which we distribute and market a deck of playing cards with the faces and information of America's 56 most wanted criminals. Sales commenced in November 2003. Our sales of the playing cards have decreased to $13,412 in fiscal 2005 compared to $41,241 in fiscal 2005. We are phasing out the playing cards to focus on our other areas of business.

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At March 31, 2005 we had negative cash on hand, a bank overdraft of $4,534 and a negative working capital position of approximately $483,158, of which $100,213 was shareholder loans and $65,000 is unpaid compensation due to employees.

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

ITEM 7. FINANCIAL STATEMENTS

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2005

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

Report of Independent Registered Public Accounting Firm  --  Page 1

Consolidated Balance Sheet, March 31, 2005 --  Page 2

Consolidated Statements of Operations, for the years ended March 31, 2005 and 2004 --  Page 3

Consolidated Statement of Stockholders' Equity, for the years ended March 31, 2005 and 2004 --  Page 4

Consolidated Statements of Cash Flows, for the years ended March 31, 2005 and 2004 --  Page 5 - 6

Notes to Consolidated Financial Statements --  Page 7 - 16

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY
Fresno, California

We have audited the accompanying consolidated balance sheet of Face Print Global Solutions, Inc. and Subsidiary at March 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Face Print Global Solutions, Inc. and Subsidiary as of March 31, 2005, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

April 20, 2005
Salt Lake City, Utah

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2005

ASSETS
CURRENT ASSETS:
Cash	$ - -
Accounts receivable	-
Inventory	-
Prepaid expenses and other current assets	-
--------------
Total Current Assets	-

PROPERTY AND EQUIPMENT, net	10,735
--------------
$ 10,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$ 4,534
Accounts payable	63,812
Accrued expenses	213,876
Advance from related party	100,213
Accrued payroll	65,000
Accrued interest	35,723
------------
Total Current Liabilities	483,158

CONVERTIBLE NOTES PAYABLE - related party (net of discount of $3,424)	31,576
------------
Total Liabilities	514,734
------------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value, unlimited number of shares authorized, 39,326,364 issued and outstanding	2,805,862
Additional paid in capital	4,956,165
Stock subscriptions receivable	(28,750)
Deficit accumulated during the development stage	(8,237,276)
------------
Total Stockholders' Equity (Deficit)	(503,999)
------------
$ 10,735

The accompanying notes are an integral part of this consolidated financial statement.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31,

	2005	2004
	__________	___________
REVENUE	$13,412	$41,241

COST OF GOODS SOLD	11,856	8,765
	__________	___________
GROSS PROFIT	1,556	32,476
	__________	___________

EXPENSES:
Selling	36,561	57,196
General and administrative	6,849,449	907,284
	___________	___________
Total Expenses	6,886,010	964,480
__________ ___________
LOSS BEFORE OTHER
INCOME (EXPENSE)	(6,884,454)	(932,004)

OTHER INCOME (EXPENSE):
Interest expense	(128,092)	(9,303)
	___________	___________

LOSS BEFORE INCOME TAXES	(7,012,546)	(941,307)

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	-	-
	___________	___________

NET LOSS	$(7,012,546)	$(941,307)
	___________	___________

LOSS PER COMMON SHARE	$(.18)	$(.03)
	___________	___________

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Year Ended March 31, 2005 and 2004
	Common Stock Shares	Common Stock Amount	Deficit Accumulated During the Development Stage	Subscription Receivable	Additional Paid Capital	Total
	___________	___________	___________	___________	___________	___________
BALANCE, March 31, 2003	33,070,000	$ 240,860	$ (283,423)	$ (13,750)	$ -	$ (56,313)

Collection of subscription receivable	-	-	-	13,750	-	13,750

Common Stock issued for cash valued at $.25 per share	731,000	92,936	-	-	89,814	182,750

Common Stock issued for debt valued at $.25 per share	163,072	20,732	-	-	20,036	40,768
Common Stock issued for services valued at $.25 per share	1,286,928	317,196	-	-	4,537	321,733

Net loss for period ended March 31, 2004	-	-	(941,307)	-	-	(941,307)
	___________	___________	___________	___________	___________	___________
BALANCE, March 31, 2004	35,251,000	$ 671,724	$ (1,224,730)	$ -	114,387	$ (438,619)

Cancellation of common stock valued at $.01 per share	(3,100,000)	-	-	-	-	-

Common Stock issued for cash valued at $.25 per share	40,000	5,085	-	-	4,915	10,000

Common Stock issued for debt valued at $.50 per share	1,437,364	718,682	-	-	-	718,682
Common Stock issued for services valued at $.25 per share	5,583,000	1,395,750	-	-	-	1,395,750

Common stock issued for subscription receivable valued	115,000	14,621	-	(28,750)	14,129	-
at $.25 per share

Warrants issued to CEO for debt and services valued at $.21 per share	-	-	-	-	390, 707	390, 707

Warrants issued for services valued at $.30 per share	-	-	-	-	4,347,100	4,347, 100

Warrants issued with debt valued at $.15 per share	-	-	-	-	81,014	81,014

Warrants issued for debt valued at $.25 per share	-	-	-	-	3,913	3, 913

Net loss for the period ended March 31, 2005	-	-	(7,012,546)	-	-	(7,012,546)
	___________	___________	___________	___________	___________	___________
BALANCE, March 31, 2005	39,326,364	$ 2,805,862	$ (8,237,276)	$ (28,750)	$ 4,956,165	$ (503,999)
	___________	___________	___________	___________	___________	___________

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31,
	2005	2004
	_____________	_____________
Cash Flows from Operating Activities:
Net loss	$(7,012,546)	$(941,307)
Adjustments to reconcile net loss to net cash (used)
by operating activities
Depreciation	5,905	2,923
Amortization of Discount	81,504	-
Non-cash services for stock	5,851,389	335,482
Warrants issued in lieu of cash	282,167	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	131	(131)
(Increase) decrease in inventory	48,292	(48,292)
Decrease (Increase) in prepaid expenses	2,753	(2,753)
Increase in accounts payable	29,593	30,376
Increase in accrued expenses	212,803	10,376
(Decrease) Increase in accrued payroll and taxes	(151,333)	179,437
Increase in accrued interest	35,723	-
	_____________	_____________
Net Cash (Used) by Operating Activities	(613,619)	(433,889)
	_____________	_____________
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,289)	(13,978)
	_____________	_____________
Net Cash (Used) by Investing Activities	(2,289)	(13,978)
	_____________	_____________
Cash Flows from Financing Activities:
Bank overdraft	4,534	-
Advances from related party	531,136	275,194
Proceeds from issuance of common stock	10,000	182,751
Proceeds from issuance of convertible notes	60,000	-
	_____________	_____________
Net Cash Provided by Financing Activities	605,670	457,945
	_____________	_____________
Net Increase (Decrease) in Cash	(10,238)	10,078

Cash at Beginning of Period	10,238	160
	_____________	_____________
Cash at End of Period	$ -	$10,238
	_____________	_____________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Note payable paid with issuance of stock	$718,682	$40,768

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended March 31, 2005:

During the year ended March 31, 2005, the Company extended $718,682 of related party advances into seven notes payable of $250,000, $250,000, $92,170, $56,512, $25,000, $20,000, and $25,000.

During the year ended March 31, 2005, the Company converted $718,682 of related party notes payable into common stock at $.50 per share. As a result of this conversion, 1,437,364 shares of common stock were issued.

During the year ended March 31, 2005 the Company issued a total of 5,583,000 shares of common stock for services valued at $1,395,749.

In connection with the issuance of $718,682 in convertible debentures, the Company issued 521,841 warrants to purchase common stock and allocated proceeds received of approximately $.15 per share to the warrants. A corresponding discount was recorded for the convertible debentures.

In connection with the issuance of $35,000 in convertible debentures, the Company issued 17,500 warrants to purchase common stock and allocated proceeds received of approximately $.25 per share to the warrants. A corresponding discount was recorded for the convertible debentures.

The Company issued 115,000 shares of common stock and warrants to purchase 115,000 shares of common stock for subscriptions receivable in the amount of $28,750 or approximately $.127 per share and $.123 per warrant.

The Company issued 14,500,000 warrants to purchase common stock for services rendered. The warrants were recorded at $4,347,100 or approximately $.30 per share.

The Company issued 1,881,113 warrants to purchase common stock for reduction of accrued debt of $282,167 and for services of $108,540 or approximately $.21 per share.

For the year ended March 31, 2004:

The Company issued 163,072 shares of common stock and 163,072 warrants to purchase common stock for payment of debt of $40,768.

The Company issued 36,928 shares of common stock and 36,928 warrants to purchase common stock for services, valued at $9,232.

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Face Print Global Solutions, Inc. ("Parent") was organized under the laws of the State of Wyoming on November 12, 1999 as Dostuk Holdings, Inc. Parent had been inactive since its inception. In March 2003, Parent changed its name to Face Print Global Solutions, Inc.

Face Print Global Solutions, Inc. ("Subsidiary") was organized under the laws of the State of California on January 30, 2003. On March 31, 2003, Parent acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed March 17, 2003. The agreement called for Parent to issue 24,070,000 shares of its common stock to the former shareholders of Subsidiary for all 24,070,000 outstanding shares of Subsidiary's common stock wherein Subsidiary became a wholly-owned subsidiary of Parent [See Note 2]. The acquisition has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. The financial statements reflect the operations of Subsidiary from its inception.

Face Print Global Solutions, Inc. and Subsidiary ("the Company") plans to develop and market facial recognition software. The Company also has been marketing playing cards printed with custom faces. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of March 31, 2005, the Company has capitalized a total of $6,222 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the years ended March 31, 2005 and 2004.

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment. No impairment was recorded during the twelve months ended March 31, 2005 and 2004. Amortization expense for the years ended March 31, 2005 and 2004 was $0 and $0, respectively.

Revenue Recognition - The Company's revenue has come from the sale of custom playing cards. The Company recognized revenue when rights and risk of ownership have passed to the customer, there is persuasive evidence of a sales arrangement, product has been shipped or delivered to the customer, the price and terms are finalized and collection of the resulting receivable is reasonably assured. Products are shipped FOB shipping point at which time title passes to the customer because there is no right of return after shipment.

Advertising Costs - Advertising costs are charged to operations when incurred. The Company expensed $36,500 and $56,675 in advertising costs during the years ended March 31, 2005 and 2004, respectively.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 6]. The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Company has not issued any stock options or warrants under the plan.

Research and Development - The Company expenses research and development as incurred. For the years ended March 31, 2005 and 2004, respectively, the Company expensed $50,000 and $0 in research and development.

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

Recently Enacted Accounting Standards -- Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions -- an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 2].

Reclassification - The financial statements for periods prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements.

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

NOTE 3 - INVENTORY

Inventory consists of the following at:

                                               March 31,        March 31,
                                                 2005             2004
                                             _____________    _____________
Finished goods                                 $ 36,974          $ 48,292
Allowance for obsolete inventory                (36,974)                -
                                             _____________    _____________
Total Inventory                                $      -          $ 48,292
                                             _____________    _____________

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

                                               March 31,        March 31,
                                                 2005             2004
                                             _____________    _____________
Office furniture and equipment                   $ 13,778         $ 11,490
Website                                             6,222            6,222
                                             _____________    _____________
                                                   20,000           17,712
Less: Accumulated depreciation                     (9,265)          (3,361)
                                             _____________    _____________
Net Property and Equipment                       $ 10,735         $ 14,351
                                             _____________    _____________

Depreciation expense for the years ended March 31, 2005 and 2004 was $5,905 and $2,923, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE -- RELATED PARTIES

The Company issued a $5,000 convertible note payable to Julie Kemp. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share. At March 31, 2005 the remaining discount to be amortized is $465.

The Company issued a $20,000 convertible note payable to Michel Carrier. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share.  At March 31, 2005 the remaining discount to be amortized is $1,861.

The Company issued a $10,000 convertible note payable to Marion Paradis. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share.  At March 31, 2005 the remaining discount to be amortized is $1,098.

During the year ended March 31, 2005 the Company extended $718,682 of related party advances into seven notes payable. The notes were later converted into common stock.

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

In March 2003, Parent entered into an Agreement and Plan of Reorganization with Subsidiary, which has been accounted for as a recapitalization of Subsidiary [See Note 2].

During the year ended March 31, 2005, in connection with the issuance of $718,682 in convertible debentures, the Company issued 359,341 warrants to purchase common stock. The Company converted the $718,682 in notes payable into common stock at $.50 per share. The total amount of shares issued as a result of this conversion was 1,437,364.

During the year ended March 31, 2005, the Company issued 5,583,000 shares of common stock for services valued at $1,395,750, approximately $.25 per share.

During the year ended March 31, 2005, the Company issued 40,000 shares of common stock and warrants for $10,000 cash, approximately $.127 per share and $.123 per warrant.

During the year ended March 31, 2005, the Company converted accrued salary to 1,881,113 warrants to purchase common stock in lieu of wages valued at $282,167. The warrants were valued at $390,707 and additional compensation of $108,540 was recorded.

In connection with the issuance of $35,000 in convertible debentures, the company issued 17,500 warrants to purchase common stock and allocated proceeds received of approximately $.25 per share to the warrants. A corresponding discount was recorded for the convertible debentures.

The Company issued 115,000 shares of common stock and warrants to purchase 115,000 shares of common stock for subscriptions receivable in the amount of $28,750.

  The Company issued 14,500,000 warrants to purchase common stock for services rendered. The warrants were recorded at $4,347,100 or approximately $.30 per share.

  During the year ended March 31, 2005, 3,100,000 shares of common stock were returned to the Company for cancellation.

  During the year ended March 31, 2004, the Company issued 163,072 shares of common stock and 163,072 warrants to purchase common stock for payment of debt of $40,768, approximately $.127 per share and $.123 per warrant.

  During the year ended March 31, 2004, the company issued 36,928 shares of common stock and 36,928 warrants to purchase common stock for services, valued at $9,232, approximately $.127 per share and $.123 per warrant.

  During the year ended March 31, 2004, the Company issued 1,250,000 shares of common stock for services valued at $312,500, approximately $.25 per share.

  During the year ended March 31, 2004, the Company issued 731,000 shares of common stock and 731,000 warrants to purchase common stock for cash of $182,750, approximately $.127 per share and $.123 per warrant.

  A summary of the status of the warrants granted at March 31, 2005 and 2004 and changes during the years then ended is presented below.

                                                        For the Years Ended March 31,
                                                      ________________    ________________
                                                            2005                2004
                                                      ________________    ________________
                                                               Weighted            Weighted
                                                                Average             Average
                                                               Exercise            Exercise
                                                      Shares      Price    Shares     Price
                                                    _________  _______   ________  ________
Outstanding at beginning of period                    931,000    $ .50          -       $ -
Granted                                            16,912,954      .03    931,000       .50
Exercised                                                   -        -          -         -
Forfeited                                                   -        -          -         -
Expired                                                     -        -          -         -
                                                    _________  _______  ________  ________
Outstanding at end of period                       17,843,954    $ .06    931,000     $ .50
                                                    _________  _______  ________  ________
Weighted average fair value of options
granted during the period                          16,912,954    $ .03    931,000     $ .50
                                                    _________  _______  ________  ________

  The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the grants during 2004: risk-free interest rate of 1.79%, expected dividend yield of zero, expected lives of 2 years and expected volatility of 318%. The following assumptions were used for options granted during 2005: risk-free interest rate of between 2.80% and 4.18%, expected dividend yield of zero, expected lives of 5 years and expected volatility of between 197% and 248%.

  FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 6- CAPITAL STOCK [Continued]

  A summary of the status of the warrants outstanding at March 31, 2005 is presented below:

                            Warrants Outstanding          Warrants Exercisable
                ____________________________________   _________________________
Range of                   Weighted-Average               Weighted-Average
Exercise       Number Remaining Exercise Number Exercise
Prices Outstanding Contractual Life Price Exercisable Price
___________   ___________ ______________ ___________ _____________ ______________
$      .001    14,500,000      4.8 years      $ .001   14,500,000         $ .001
        .05     1,881,113      5.0 years         .05    1,881,113            .05
        .50     1,086,000      0.6 years         .50    1,086,000            .50
       1.00       376,841      4.3 years        1.00      376,841           1.00
___________   ___________ ______________ ___________ _____________ ______________
$.001-1.00     17,843,954      4.6 years       $ .07   17,843,954          $ .07
___________   ___________ ______________ ___________ _____________ ______________

  Reservation of Subsidiary Stock - In February 2003, Subsidiary's Board of Directors resolved to reserve 1,000,000 shares of Subsidiary's common stock to be issued under options to employees, advisors and consultants.

  Stock Option Plan - In November 1999, the Board of Directors of Parent adopted and the stockholders at that time approved the 1999 Stock Option Plan ("the Plan"). The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company. Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors. The Plan limits awards to directors, officers and employees to $100,000 of compensation per year. The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company. The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue. The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company. At March 31, 2005, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

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

  The Company has available at March 31, 2005 unused operating loss carryforwards of approximately $3,464,000 which may be applied against future taxable income and which expire in 2025. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of deferred compensation, tax basis of fixed assets in excess of book basis and net operating loss carryforwards, are approximately $795,000 and $238,000 as of March 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $557,000 for the year ended March 31, 2005.

  NOTE 8 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - At March 31, 2005 and 2004 the Company had outstanding advances from officers and shareholders of the Company of $100,213 and $262,759, respectively. During fiscal year 2005, $718,682 of the advances were converted into convertible notes payable which were also later converted into common stock. The remaining balance of advances bear no interest and are due on demand.

  Management Compensation - In January 2003, the Company issued 13,510,000 shares of common stock to an officer/shareholder of the Company for services rendered valued at $135,100 [See Note 6]. Salary expense to the officer/shareholder for the twelve months ended March 31, 2005 and 2004 amounted to $130,500 and $130,000, respectively.

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

  NOTE 10 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                                 For the Years
                                                               Ended March 31,
                                                            _______________________
                                                              2005         2004
                                                            ___________ ___________
         Loss from operations
         available to common
         shareholders (numerator)                         $ (7,012,546) $ (941,307)
                                                            ___________ ___________
         Weighted average number of
         common shares outstanding
         used in loss per share for the
         period (denominator)                                38,200,608 34,001,003
                                                            ___________ ___________

  At March 31, 2005, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented; as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  NOTE 11 - COMMITMENTS AND CONTINGENCIES

  Advertising Agency Agreement - In October 2003, the Company signed an Advertising Agency Agreement with Internet Advertising Group, Inc. for advertising. The agreement calls for the Company to purchase at least $20,000 of advertising per month beginning November 2003. The agreement is cancelable upon 30-days written notice beginning February 1, 2004. The Company has terminated the agreement and entered into a settlement during November 2004 wherein consideration totaling approximately $90,000 was paid.

  Investors Relations Agreement - In February 2005, the Company signed an investors relations agreement with CCG Investor Relations for investor relations services. The agreement calls for the Company to pay a retainer of $6,000 per month. In addition, the Company will also issue 50,000 shares of common stock each month under the agreement. The term of this agreement shall be for the period March 1, 2005 through August 31, 2005 and continuing on a month-to-month basis thereafter unless terminated by either party by providing a thirty- day written notice.

  Rental Agreement - In March 2003, Face Print assumed an office lease for 1,792 square feet in Fresno, California from its majority founder that expires November 30, 2007. Rent expense for fiscal 2005 and 2004 was $33,177 and $32,256, respectively. The future minimum lease payments are as follows:

Years Ended March 31,
2006	$ 33,844
2007	34,521
2008	23,280
2009	-
Total	$ 91,645

  NOTE 12 - CONCENTRATIONS

  Supplier - The Company buys all of its playing cards from a single supplier. Management believes that playing cards are a commodity that is readily available and that the loss of this supplier would not have a negative impact on the financial condition of the Company.

  NOTE 13 - LICENSE

  In August 2003, Face Print signed a Merchandising License Agreement with Twentieth Century Fox Licensing and Merchandising, a unit of Fox Entertainment Group, Inc. to use certain logos in producing playing cards through September 30, 2004. The agreement requires royalties of 10% to 14% of net sales with a minimum of $200,000, of which $100,000 was prepaid and $100,000 was due on May 31, 2004. The agreement also calls for Face Print to spend at least $600,000 in advertising the playing cards over the term of the agreement. As of March 31, 2005 and 2004, only $36,500 and $56,675; respectively has been spent. The first $100,000 had been expensed as of March 31, 2004. The license was cancelled in September 2004.

  NOTE 14 -- SUBSEQUENT EVENTS

  Subsequent to March 31, 2005, the Company has issued a total of 13,305,000 shares of common stock for services.

  Subsequent to March 31, 2005, the Company has issued additional debt through advances of $1,137 and notes payable of $325,000.

  ++++++++++++++++++++++++++++++++++++++++++++++++++++++

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On November 08, 2004 the Registrant dismissed Malone & Bailey, PLLC as the Registrant's independent accountants. The decision to dismiss Malone & Bailey, PLLC was recommended by the Registrant's Board of Directors; the Registrant has no audit committee. Except for an explanatory paragraph concerning the Registrant's ability to continue as a going concern, such accountant's report on the Registrant's financial statements for the period from April 1, 2003 to March 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were the opinions modified as to uncertainty, audit scope or accounting principles, nor were there any events of the type requiring disclosure under Item 304(a)(1)(v) of Regulation S-K under the Securities Act for the past two years through the date of this letter. During the period from April 1, 2003 to March 31, 2004 and until Malone & Bailey, PLLC's dismissal, there were no disagreements with Malone & Bailey within the meaning of item 304 of Regulation SK or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to Malone & Bailey, PLLC's satisfaction, would have caused Malone & Bailey, PLLC to make reference to the subject matter of the disagreements in connection with its reports. On November 8, 2004 the Registrant appointed Pritchett, Siler, & Hardy, P.C. as the Registrant's independent accountants.

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

  On July 15, 2004, our directors Lois Gibson, Ed Madge, and Sylvie Traub resigned from our board of directors. On August 25, 2004, Wayne Quick resigned from our board of directors. All of the resigning directors resigned voluntarily, and not because of a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices.
Robert Rios	Chairman and Director
Pierre Cote	Vice-Chairman and Chief Executive Officer
Jean R. Lajoie	Director and Chief Financial Officer
Kayla Keophonsouk	Secretary

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

  Pierre Cote, 50, has been Vice-Chairman since March, 2003. He also served as Chief Financial Officer until February 1, 2005. He founded InterQuest, Inc. in March 1994, and was its president until November 2000. InterQuest, Inc. developed facial recognition software and filed for bankruptcy protection under Canadian law in July 2000 in the District of Montreal, Quebec, as the result of a control dispute. Mr. Cote was the largest creditor of InterQuest, Inc. Mr. Cote founded IQ Biometrix, Inc., a Canadian corporation, in September 2000 to attempt to purchase the InterQuest, Inc. assets from the preferred creditor. This acquisition attempt failed and IQ Biometrix, Inc. (Canada) also filed for bankruptcy under Canadian law in the District of Longueil, Quebec. In November 2000 he founded IQ Biometrix, a California corporation, which acquired facial recognition software from InterQuest, Inc. and further developed and perfected it. Mr. Cote took IQ Biometrix public in 2002 and left IQ Biometrix in June 2002. From June 2002 until February 2003 Mr. Cote investigated various business opportunities. He commenced developing FGS's business plan in February 2003 when he organized Face Print Global Solutions (California). Prior to 1995 he developed and distributed nine successful educational board games. Mr. Cote is also a private investor.

  Jean LaJoie, 62, has served as a board member and as Chief Financial Officer since February 1, 2005. Mr. Lajoie served as president of St.-Aix Groupe Conseil from 1999 to 2004, and served as CFO of Cogniscience from May 2000 to April 2001. A professional accountant and lawyer, Mr. Lajoie holds a masters' degree in accounting and a bachelor of law degree. Born and raised in Ottawa, Canada, his career includes teaching in accounting, finance and corporate law at three Canadian universities (Ottawa, Montreal and Laval), as well as the practice of public accounting (Ernst and Young) and corporate law in Ottawa, Montreal and Quebec. As executive assistant to a federal deputy minister in the Canadian government, Mr. Lajoie was involved in the reform of federal corporate law in Ottawa (the Canada Business Corporations Act). He also participated in a major study on a proposed Federal Canadian Securities Act.

  Kayla Keophounsouk, 28, has served as FGS' Secretary since November 18, 2003. She served as an executive assistant at the San Joachim River Parkway Trust from May 2000 to May 2001.

  ITEM 10. EXECUTIVE COMPENSATION

  The following table sets forth the cash and all other compensation of FGS's  executive officers and directors during each of the last three fiscal years. The remuneration described in the table includes the cost to FGS of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of FGS's business. The executive officers named below did not receive any manner of compensation in the years set forth below.

  Until we obtain funding, officers are devoting most of their time to other employment and are serving without compensation. Following funding we expect that the aggregate monthly compensation for management will be $20,000.

  Summary Compensation Table
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Robert Rios Chairman	2005 2004 2003	- - -	- - -	- - -	- - -	- - -	- - -
Pierre Cote Director and CEO	2005 2004 2003	-(1) -(1) -(1)	- - -	- - -	- - -	$390,707(1) - -	- -(2) $135,100(3)
Jean LaJoie Director and Chief Financial Officer	2005 2004 2003	$20,000 - -	- - -	- - -	- - $26,000(4)	- - -	- - -
Kayla Keophonsouk Secretary	2005 2004 2003	$60,000 $52,000 $4,666	- - -	- - -	- - -	- - -	- - -

  (1) On March 31, 2005, Pierre Cote converted accrued and unpaid salary of $282,167 into warrants to purchase 1,881,113 shares of FGS common stock at a purchase price of $0.05 per share. The unpaid salary of $282,167 represents accrued salary of the period of January 1, 2003 to March 31, 2005. The warrants were valued at $390,707 and additional compensation of $108, 540 was recorded.

  (2) This amount does not include $130,000 in accrued salary as of March 31, 2003. The amount accrued as of March 31, 2004 was $151,667.

  (3) This amount represents shares of common stock issued for services at $.01 per share, but does not include $21,667 in accrued salary as of March 31, 2003.

  (4) Mr. LaJoie received 200,000 shares of restricted stock on February 1, 2005; on that date the closing price of FGS' stock was $0.13.

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
(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Pierre Cote(1)(2)	21,834,877	50.8%
Common Stock	Robert Rios(1)(3)	2,495,000	6.35%
Common Stock	Kayla Keophonsouk(1)	1,125,000	2.8%
Common Stock	Jean LaJoie(1)	200,000.5%
Common Stock	Roland Vroye 308 des Villas Beloeil, Quebec, Canada	3,000,000	7.63%
Common Stock	All officers and directors as a group (3 persons)	25,654,877	60.45%

  (1) The address of this person is c/o the Company.

  (2) For Mr. Cote, this total includes 19,953,764 shares held by Mr. Cote and 3,746,400 shares held by Piyada Cote, his wife. This figure does not include Mr. Cote's warrants to purchase a further 1,881,113, because the warrants are not exercisable until March 31, 2006. Although under California community property law they are deemed to jointly own these shares, Mr. and Mrs. Cote disclaim beneficial ownership in the shares held by each other.

  (3) Includes 200,000 warrants acquired as part of a cash purchase of 200,000 shares.

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

  Officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company totaling $156,725. The Company converted $56,512 of the advances into convertible notes at December 31, 2004, and then converted the note into common stock at December 31, 2004. The remaining $100,213 of the advances bear no interest and are due on demand.

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

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Pritchett, Hardy & Siler billed FGS $8,149 for audit-related services during the year ended March 31, 2005. Pritchett, Hardy & Siler billed FGS $14,731 for audit-related services during the year ended March 31, 2004 and $2,776 for services related to review of our Form SB-2 registration statement. We incurred no other fees from them during fiscal 2004, and no fees whatsoever during fiscal 2003.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
/s/ Pierre Cote _______________________________ Pierre Cote	FACE PRINT GLOBAL SOLUTIONS, INC. Vice-Chairman and Chief Executive Officer	July 14, 2005

  Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.
Signature	Title	Date
/s/ Pierre Cote _______________________________ Pierre Cote	Vice-Chairman and Chief Executive Officer	July 14, 2005
/s/ Jean LaJoie _______________________________ Jean LaJoie	Chief Financial Officer	July 14, 2005
/s/Robert Rios _______________________________ Robert Rios	Chairman and Director	July 14, 2005
/s/Kayla Keophounsouk _______________________________ Kayla Keophounsouk	Chairman and Director	July 14, 2005

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER

  I, Pierre Cote, certify that:

  1. I have reviewed this annual report on Form 10-KSB of Face Print Global Solutions, Inc.;

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

  Date: July 14, 2005

  /s/ Pierre Cote
  _____________________
  Pierre Cote
  Chief Executive Officer

  CERTIFICATION OF CHIEF FINANCIAL OFFICER

  I, Jean LaJoie, certify that:

  1. I have reviewed this annual report on Form 10-KSB of Face Print Global Solutions, Inc.;

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

  Date: July 14, 2005

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
  2. Apometrix Technologies, Inc.

  * * *

  Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  CERTIFICATION PURSUANT TO

  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  (18 U.S.C. SECTION 1350)

  In connection with the Annual Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-KSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission (the 'Report'), I, Pierre Cote, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  Date: July 14, 2005

  /s/ Pierre Cote
  _____________________
  Pierre Cote
  Chief Executive Officer

  * * *

  Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  CERTIFICATION PURSUANT TO

  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  (18 U.S.C. SECTION 1350)

  In connection with the Annual Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-KSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission (the 'Report'), I, Jean LaJoie, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  Date: July 14, 2005

  /s/ Jean LaJoie
  _____________________
  Jean LaJoie
  Chief Financial Officer