Form 10QSB
period 2005-06-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2005-08-19
CIK 1263764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED June 30, 2005

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

ITEM 1. FINANCIAL STATEMENTS

FACE PRINT GLOBAL SOLUTIONS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

JUNE 30, 2005

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONTENTS

                                            PAGE

- Unaudited Condensed Consolidated Balance Sheets,
  June 30, 2005 and March 31, 2005        2 - 3

- Unaudited Condensed Consolidated Statements of
  Operations, for the three months ended June 30,
  2005 and 2004                              4

- Unaudited Condensed  Consolidated Statemens of
  Comprehensive Income, for the three months ended
  June 30, 2005 and 2004                     5

- Unaudited Condensed Consolidated Statements of
  Cash Flows, for the three months ended June 30,
  2005 and 2004                              6 - 7

- Notes to Unaudited Condensed Consolidated
     Financial Statements                   8 - 18

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                     June 30,        March 31,
                                       2005           2005
                                    ___________     ___________
CURRENT ASSETS:
  Cash                              $    10,752     $         -
  Accounts receivable                       704               -
  Inventory                                   -               -
                                    ___________     ___________
     Total Current Assets                11,456               -
                                    ___________     ___________
PROPERTY AND EQUIPMENT, net               9,442          10,735
                                    ___________     ___________

     Total Assets                   $    20,898     $    10,735
                                    ___________     ___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank overdraft                    $     5,584     $     4,534
  Accounts payable                       48,588          63,812
  Accrued expenses                      780,643         213,876
  Advance from related party             79,152         100,213
  Accrued payroll                       151,899          65,000
  Accrued interest                       41,503          35,723
  Due to related parties                  4,071               -
                                    ___________     ___________
     Total Current Liabilities        1,111,440         483,158

  CONVERTIBLE NOTES PAYABLE -
  related party (net of discount
  of $26,943 and $3,424,respectively)   333,057          31,576
                                    ___________     ___________
     Total Liabilities                1,444,497         514,734
                                    ___________     ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, no par value,
  unlimited number of shares
  authorized, 52,906,364 and
  39,326,364 shares issued and
  52,470,364 and 39,326,364
  outstanding                         6,200,862       2,805,862
  Additional paid in capital          6,058,042       4,956,165
  Accumulated deficit               (13,608,317)     (8,237,276)
                                    ___________       ___________
                                     (1,349,413)       (475,249)

  Less:  Treasury stock                 (44,850)              -
  Less:  Stock subscription receivable  (28,750)        (28,750)
  Less:  Other accumulated
  comprehensive loss                       (586)              -
                                    ___________       ___________
     Total Stockholders' Equity
     (Deficit)                       (1,423,599)        (503,999)
                                    ___________       ___________
                                    $    20,898       $   10,735
                                    ___________       ___________

The balance sheet at March 31, 2005 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Three Months
                                              Ended June 30,
                                              _______________________
                                                 2005         2004
                                              ___________   ___________
REVENUE                                       $        90   $     5,411

COST OF GOODS SOLD                                  2,468         2,678
                                              ___________   ___________
GROSS PROFIT (LOSS)                                (2,378)        2,733
                                              ___________   ___________
EXPENSES:
  Selling                                           1,780        20,325
  General and administrative                    5,358,416     1,301,375
                                              ___________   ___________
     Total Expenses                             5,360,196     1,321,700
                                              ___________   ___________
LOSS BEFORE OTHER
  INCOME (EXPENSE)                             (5,362,574)   (1,318,967)

OTHER INCOME (EXPENSE):
  Interest expense                                 (8,467)      (16,715)
                                              ___________   ___________

LOSS BEFORE INCOME TAXES                       (5,371,041)   (1,335,682)

CURRENT TAX EXPENSE                                     -             -

DEFERRED TAX EXPENSE                                    -             -
                                              ___________   ___________

NET LOSS                                      $(5,371,041)  $(1,335,682)
                                              ___________   ___________

LOSS PER COMMON SHARE                         $      (.11)  $      (.04)
                                              ___________   ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

                                            For the Three
                                            Months Ended
                                            June 30,
                                            _____________________________
                                                 2005           2004
                                            _____________   _____________
NET INCOME (LOSS)                           $  (5,371,041)  $  (1,335,682)

OTHER COMPREHENSIVE INCOME:

  Foreign currency translation                      (586)               -
                                            _____________   _____________
COMPREHENSIVE INCOME (LOSS)                 $  (5,371,627)  $  (1,335,682)
                                            _____________   _____________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Three Months
                                                      Ended June 30,
                                                ____________________________
                                                     2005           2004
                                                _____________  _____________
Cash Flows from Operating Activities:
  Net loss                                      $  (5,371,041) $  (1,335,682)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
     Depreciation and amortization                      1,668          1,618
     Amortization of discount                           2,672              -
     Non-cash services for stock and warrants       4,470,686      1,118,750

     Net changes to:
       Accounts receivable                               (704)           131
       Inventory                                            -          6,212
       Due to related party                             4,071              -
       Prepaid expenses                                     -        (50,000)
       Accounts payable                               (15,224)        (3,709)
       Accrued expenses                               566,767          7,146
       Accrued payroll officers                        86,899         17,249
       Accrued interest                                 5,780              -
                                                _____________  _____________
         Net Cash (Used) by Operating Activities     (248,426)      (238,285)
                                                _____________  _____________
Cash Flows from Investing Activities
   Purchase of property and equipment                    (375)        (2,685)
                                                _____________  _____________
      Net Cash (Used) by Investing Activities            (375)        (2,685)
                                                _____________  _____________
Cash Flows from Financing Activities:
  Bank overdraft                                        1,050              -
  Increase (decrease) in advances
    from related party                                (21,061)       235,744
  Proceeds from issuance of common stock                    -         10,000
  Purchase of treasury stock                          (44,850)             -
  Proceeds from issuance of notes payable             325,000              -                                                _____________  _____________
    Net Cash Provided by Financing Activities         260,139        245,744
                                                _____________  _____________
Effect of Exchange Rate Changes                          (586)             -
                                                _____________  _____________
Net Increase in Cash                                   10,752          4,774

Cash at Beginning of Period                                 -         10,238
                                                _____________  _____________
Cash at End of Period                           $      10,752  $      15,012
                                                _____________  _____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                    $          16  $           -
    Income taxes                                $           -  $           -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the three months ended June 30, 2005:

The Company issued a total of 13,580,000 shares of common stock for services valued at $3,395,000.  In addition, the Company bought back a total of 436,000 shares of common stock for services valued at $44,850.

The Company issued 4,070,000 warrants to purchase common stock for services rendered.  The warrants were record at $1,075,686 for approximately $.27 per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Apometrix Technologies, Inc. ("Second Subsidiary"), was organized under the laws of Canada on December 4, 2004.  On May 31, 2005, Parent acquired Second Subsidiary pursuant to a Share Purchase Agreement signed May 31, 2005.  Parent acquired 100% of the outstanding stock of Second Subsidiary for cash of $7,673.  The acquisition is accounted for as a purchase and accordingly the operations of Second Subsidiary prior to the date of acquisition have been eliminated.

Face Print Global Solutions, Inc., Subsidiary, and Second Subsidiary ("the Company") plans to develop and market facial recognition software.  The company also has been marketing playing cards printed with custom faces.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2005 audited financial statements.  The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts of Parent and its wholly-owned Subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year - The Company's fiscal year-end is March 31st.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of June 30, 2005, the Company has capitalized a total of $6,222 of website costs which are included in property and equipment.  The Company did not incur any planning costs and did not record any research and development costs for the three months ended June 30, 2005 and 2004.

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment.  No impairment was recorded during the three months ended June 30, 2005 and 2004.  Amortization expense for the three months ended June 30, 2005 and 2004 was $0 and $0, respectively.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company expensed $1,780 and $20,325 in advertising costs during the three months ended June 30, 2005 and 2004, respectively.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 5].  The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.  The Company has not issued any stock options or warrants under the plan.

Research and Development - The Company expenses research and development as incurred.  For the three months ended June 30, 2005 and 2004, respectively, the Company expensed $21,082 and $50,000 in research and development.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 6].

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 2].

Reclassification - The financial statements for periods prior to June 30, 2005 have been reclassified to conform to the headings and classifications used in the June 30, 2005 financial statements.

Foreign currency translation - Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses.  Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are recorded in other income and expense.

NOTE 2 -- ACQUISITION AND PLAN OF REORGANIZATION

Reorganization - On March 17, 2003, Parent and Subsidiary entered into an Agreement and Plan of Reorganization whereby Parent agreed to acquire 100% of Subsidiary in a stock for stock exchange.  The agreement called for Parent to issue 24,070,000 shares of common stock to the former shareholders of Subsidiary for all 24,070,000 outstanding shares of Subsidiary's common stock.  The Company has accounted for the acquisition as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception.

Business acquisition - On May 31, 2005, Parent acquired Second Subsidiary pursuant to a Share Purchase Agreement signed May 31, 2005.  Parent acquired 100% of the outstanding stock of Second Subsidiary for cash of $7,673.  The acquisition is accounted for as a purchase and accordingly the operations of Second Subsidiary prior to the date of acquisition have been eliminated.

The following proforma information discloses the results of operations for the periods presented as though the business combination had been completed as of the beginning of the periods presented.

                                        For the Three
                                        Months Ended
                                           June 30,
                                    _________________________
                                        2005        2004
                                    ____________ ____________
  Revenue                           $     21,507 $      5,411
  Cost of goods sold                       2,468        2,678
  Expenses                             5,363,575    1,321,700
  Other income (expense)                  (8,467)     (16,715)
                                    ____________ ____________
  Net (loss)                        $ (5,353,003)$ (1,335,682)
                                    ____________ ____________
  (Loss) per Share                  $       (.11)$       (.04)
                                    ____________ ____________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

                                      June 30,     March 31,
                                        2005        2005
                                    ____________ ____________
  Office furniture and equipment    $     14,153 $     13,778
  Website                                  6,222        6,222
                                    ____________ ____________
                                          20,375       20,000

  Less:  Accumulated depreciation        (10,933)      (9,265)
                                    ____________ ____________
     Net Property and Equipment     $      9,442 $     10,735
                                    ____________ ____________

Depreciation expense for the three months ended June 30, 2005 and 2004 was $1,668 and $1,618, respectively.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

The Company issued a $5,000 convertible note payable with a discount of $532 to Julie Kemp.  The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share.  At June 30, 2005 the remaining discount to be amortized is $399.

The Company issued a $20,000 convertible note payable with a discount of $2,127 to Michel Carrier.  The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share.  At June 30, 2005 the remaining discount to be amortized is $1,595.

The Company issued a $10,000 convertible note payable with a discount of $1,255 to Marion Paradis.  The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share.  At June 30, 2005 the remaining discount to be amortized is $941.

The Company issued a $125,000 convertible note payable with a discount of $10,073 to 1451063 Ontario, Inc.  The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share.  At June 30, 2005 the remaining discount to be amortized is $9,234.

The Company issued a $200,000 convertible note payable with a discount of $16,117 to Gestion Lamvric, Inc.  The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share.  At June 30, 2005 the remaining discount to be amortized is $14,774.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- CAPITAL STOCK

Common Stock -- The Company has authorized an unlimited number of shares of no par value common stock.  In January 2003, in connection with their organization, the Company issued 24,070,000 shares of their previously authorized but unissued common stock to various individuals including 13,510,000 which was issued to an officer/shareholder of the Company.  The shares were issued for a subscription receivable of $13,750 and for services rendered valued at $226,950 (or $.01 per share).  The Company collected the entire $13,750 subscription receivable in August 2003.

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

In January 2005, the Company issued 14,500,000 warrants to purchase common stock for services rendered.  The warrants were recorded at $4,347,100 or approximately $.30 per share.

In January 2005, in connection with the issuance of $35,000 in convertible debentures, the company issued 17,500 warrants to purchase common stock and allocated proceeds received of approximately $.22 per share to the warrants.  A corresponding discount was recorded for the convertible debentures.

During the year ended March 31, 2005, 3,100,000 shares of common stock were returned to the Company for cancellation.

During the year ended March 31, 2005, the Company issued 115,000 shares of common stock and warrants to purchase 115,000 shares of common stock for subscriptions receivable in the amount of $28,750.

During the year ended March 31, 2005, in connection with the issuance of $718,682 in convertible debentures, the Company issued 359,341 warrants to purchase common stock.  The Company converted $718,682 in notes payable into common stock at $.50 per share.  The total amount of shares issued as a result of this conversion was 1,437,364.

During the year ended March 31, 2005, the Company issued 5,583,000 shares of common stock for services valued at $1,395,750, approximately $.25 per share.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- CAPITAL STOCK [Continued]

During the year ended March 31, 2005, the Company issued 40,000 shares of common stock and warrants to purchase 40,000 share of common stock for $10,000 cash, approximately $.127 per share and $.123 per warrant.

During the year ended March 31, 2005, the Company converted accrued salary to 1,881,113 warrants to purchase common stock in lieu of wages valued at $282,167.  The warrants were valued at $390,707 and additional compensation of $108,540 was recorded.

During the three months ended June 30, 2005, in connection with the issuance of $325,000 in convertible debentures, the Company issued 162,500 warrants to purchase common stock and allocated proceeds received of approximately $.18 per share to the warrants.  A corresponding discount was recorded for the convertible debentures.

During the three months ended June 30, 2005, the Company issued a total of 13,580,000 shares of common stock for services valued at $3,395,000.  In addition, the Company bought back a total of 436,000 shares of common stock for services valued at $44,850.

During the three months ended June 30, 2005, the Company issued 4,070,000 warrants to purchase common stock for services rendered.  The warrants were recorded at $1,075,686 for approximately $.27 per share.

A summary of the status of the warrants granted at March 31, 2005 and 2004 and changes during the years then ended is presented below.

                                               For the Three         For the Year
                                               Months Ended            Ended
                                               June 30, 2005         March 31, 2005
                                              ________________     ________________
                                                        Weighted             Weighted
                                                        Average               Average
                                                        Exercise             Exercise
                                             Shares      Price      Shares     Price
                                             _______    _______     _______   _______
Outstanding at beginning of period         17,843,954  $    .06     931,000  $     ..50
Granted                                     4,232,500       .04  16,912,954        ..03
Exercised                                           -         -           -          -
Forfeited                                           -         -           -          -
Expired                                             -         -           -          -
                                             _______    _______     _______   _______
Outstanding at end of period               22,076,454  $    .06  17,843,954  $     ..06
                                             _______    _______     _______   _______
Weighted average fair value of
  options granted during the period         4,232,500  $    .04  16,912,954  $     ..03
                                             _______    _______     _______   _______

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- CAPITAL STOCK [Continued]

A summary of the status of the warrants outstanding at June 30, 2005 is presented below:

              Warrants Outstanding                               Warrants Exercisable
          ___________________________________________        _________________________
 Range of                    Weighted-Average  Weighted-Average            Weighted-Average
 Exercise        Number        Remaining        Exercise        Number          Exercise
 Prices        Outstanding  Contractual Life       Price        Exercisable        Price
___________   ___________    ______________   ______________   _________    ______________

$        .001  18,570,000        3.9 years    $         ..001   18,570,000   $        ..001
         .05    1,881,113        4.8 years               ..05    1,881,113             ..05
         .50    1,086,000        0.4 years               ..50    1,086,000             ..50
        1.00      539,341        3.4 years              1.00      539,341            1.00
___________   ___________    ______________   ______________   _________    ______________
$.001 - 1.00   22,076,454        3.8 years    $          ..05   22,076,454    $        ..05
___________   ___________    ______________   ______________   _________    ______________

Reservation of Subsidiary Stock - In February 2003, Subsidiary's Board of Directors resolved to reserve 1,000,000 shares of Subsidiary's common stock to be issued under options to employees, advisors and consultants.

Stock Option Plan - In November 1999, the Board of Directors of Parent adopted and the stockholders at that time approved the 1999 Stock Option Plan ("the Plan").  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company.  At June 30, 2005, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

NOTE 6 -- INCOME TAXES

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- INCOME TAXES [Continued]

The Company has available at June 30, 2005 unused U.S. and foreign operating loss carryforwards of approximately $7,683,000 and 48,000 which may be applied against future taxable income and which expire in 2026.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  [The net deferred tax assets, which consist of deferred compensation, tax basis of fixed assets in excess of book basis and net operating loss carryforwards, are approximately $1,775,000 and $795,000 as of June 30, 2005 and March 31, 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $980,000 for the three months ended June 30, 2005.]

NOTE 7 -- RELATED PARTY TRANSACTIONS

Advances from Related Party - Officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company.  At June 30, 2005 the Company had outstanding advances from officers and shareholders of $79,152.

Management Compensation - In January 2003, the Company issued 13,510,000 shares of common stock to an officer/shareholder of the Company for services rendered valued at $135,100 [See Note 5].  As of June 30, 2005, the Company had accrued $33,000 of salary owed to an officer/shareholder of the Company, of which $11,000 has been paid.  Salary expense to the officer/shareholder for the three months ended June 30, 2005 and 2004 amounted to $33,000 and $32,500, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES [Continued]

Rental Agreement - In March 2003, Face Print assumed an office lease for 1,792 square feet in Fresno, California from its majority founder that expires November 30, 2007.  In April 2005 Apometrix assumed an office lease in Canada that expires in March 2006.  Rent expense for the three months ended June 30, 2005 and 2004 was $9,571 and $8,225, respectively.  The future minimum lease payments are as follows:

  Years Ended June 30:
     2006        $37,040
     2007        34,692
     2008        14,550
     2009             -
     Total       86,282

NOTE 9 -- GOING CONCERN

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

NOTE 10 -- LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                            For the Three Months
                                             Ended June 30,
                                             _______________________
                                                2005        2004
                                             ___________   __________
  Loss from operations
  available to common shareholders
  (numerator)                                $(5,371,041)  $(1,335,682)
                                             ___________   __________
  Weighted average number of
  common shares outstanding
  used in loss per share for the
  period (denominator)                        49,345,254    36,105,503
                                             ___________   __________

At June 30, 2005, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.
FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS

Distribution Agreement -- The Company has signed a licensing and distribution agreement with the French company Keyvelop for exclusive use of Keyvelop technology in Canada and Mexico and distribution of the technology in the U.S.

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

At June 30, 2005, we had three full time employees and three part time consultants.

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

We have entered into a license agreement with Fox Televisions "Americas Most Wanted" under which we distribute and market a deck of playing cards with the faces and information of America's 56 most wanted criminals. Sales commenced in November 2003. Our sales of the playing cards have decreased to $13,412 in fiscal 2005 compared to $41,241 in fiscal 2004. We are phasing out the playing cards to focus on our other areas of business.

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

We estimate the total amount of cash needed for the elearning and software development to be $2.0 million over the next two years.

Our FACEPRINT is software under development allows for the creation of billions of combinations of facial images of either sex, any race and age group. FACEPRINT utilizes our internally developed morphological coding algorithm, EDNA (a digital imprint of the face) for rapid transmission and/or information sharing. Our goal is to start selling FACEPRINT in the Winter of  2005.

Our EZ Match software addresses identity verification and authentication for security purpose (passports, drivers license) using the FACEPRINT technology. EZMatch is search engine software that will capture a digitized facial image, generate an EDNA code, and then compare the images against a database or any other available image. This is expected to have a major impact in identity verification and making possible matches with suspect composite pictures (for example, Most Wanted or Suspected Terrorist lists). Our goal is to start selling EZ Match in December 2005.

We are developing a series of online courses for law enforcement and security professionals. Our courses will be developed by certified police instructors and wellknown criminologists in the industry. ELearning is an online training program that will create value to our products and any other product we choose to distribute. Our goal is to have our courses available online in December 2005 and continually add and update the classes monthly.

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

None

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
/s/ Serge Carrier _______________________________ Serge Carrier	FACE PRINT GLOBAL SOLUTIONS, INC. Chief Executive Officer	August 19, 2005

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Serge Carrier, certify that:

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

Date: August 19, 2005

/s/ Serge Carrier
 _____________________
Serge Carrier
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

Date: August 19, 2005

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

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission (the 'Report'), I, Serge Carrier, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 19, 2005

/s/ Serge Carrier
 _____________________
Serge Carrier
Chief Executive Officer

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission (the 'Report'), I, Jean Lajoie, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 19, 2005

/s/ Jean Lajoie
 _____________________
Jean Lajoie
Chief Financial Officer