Form 10QSB
period 2005-09-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2005-11-21
CIK 1263764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED September 30, 2005

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

Number of shares outstanding as of November 21, 2005: 71,834,726

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

ITEM 1. FINANCIAL STATEMENTS

FACE PRINT GLOBAL SOLUTIONS, INC.
AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

                            PAGE

-   Unaudited Condensed Consolidated Balance Sheets,
    September 30, 2005 and March 31, 2005       1 - 2

-   Unaudited Condensed Consolidated Statements of
    Operations, for the three and six months ended
    September 30, 2005                          3 - 4

-   Unaudited Condensed Consolidated Statements of
    Cash Flows, for the six months ended September
    30,  2005 and 2004                          5 - 6

-   Notes to Unaudited Condensed Consolidated
    Financial Statements                        7 - 19

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                          September 30,     March 31,
                                              2005             2005
                                           ___________     ___________
CURRENT ASSETS:
    Cash                                   $    3,909      $        -
    Accounts receivable                             -               -
                                           ___________     ___________
        Total Current Assets                    3,909               -
                                           ___________     ___________
PROPERTY AND EQUIPMENT, net                     7,392          10,735
                                           ___________     ___________
        Total Assets                       $   11,301      $   10,735
                                           ___________     ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Bank overdraft                         $    2,538      $    4,534
    Accounts payable                          111,659          63,812
    Accrued expenses                        1,029,178         213,876
    Advance from related party                199,087         100,213
    Accrued payroll                            33,000          65,000
    Accrued interest                           50,601          35,723
    Due to related parties                          -               -
                                           ___________     ___________
        Total Current Liabilities           1,426,063         483,158

CONVERTIBLE NOTES PAYABLE - related party
    (net of discount of $24,199 and $3,424,
    respectively)                             345,801          31,576
                                           ___________     ___________
        Total Liabilities                   1,771,864         514,734
                                           ___________     ___________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                            September 30,     March 31,
                                                2005             2005
                                             ___________     ___________

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, no par value, unlimited
    number of shares authorized 60,766,364
    and 39,326,364 shares issued and
    outstanding, respectively                 8,134,737       2,805,862
    Additional paid in capital                6,264,581       4,956,165
    Retained earnings (deficit)             (16,086,281)     (8,237,276)
                                             ___________     ___________
                                             (1,686,963)       (475,249)

    Less:  Treasury stock                       (44,850)              -
    Less:  Stock subscription receivable        (28,750)        (28,750)
    Less:  Other accumulated comprehensive
           gain                                       -               -
                                             ___________     ___________
      Total Stockholders' Equity (Deficit)   (1,760,563)       (503,999)
                                             ___________     ___________
                                             $   11,301      $   10,735
                                             ___________     ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three Months      For the Six Months
                                   Ended September 30,      Ended September 30,
                                 _______________________   _______________________
                                     2005        2004          2005       2004
                                 ___________  ___________   ___________  ___________
REVENUE                          $        98 $     5,201   $       188 $    10,612

COST OF GOODS SOLD                       356       4,402         2,824       7,080
                                 ___________  ___________   ___________  ___________
GROSS PROFIT (LOSS)                     (258)        799        (2,636)      3,532
                                 ___________  ___________   ___________  ___________
EXPENSES:
    Selling                            4,025       5,528         5,805      25,853
    General and administrative     2,441,960     609,322     7,752,348   1,910,697
                                 ___________  ___________   ___________  ___________
            Total Expenses         2,445,985     614,850     7,758,153   1,936,550
                                 ___________  ___________   ___________  ___________
LOSS BEFORE OTHER
  INCOME (EXPENSE)                (2,446,243)   (614,051)   (7,760,789) (1,933,018)

OTHER INCOME (EXPENSE):
    Interest expense                 (12,906)    (14,120)      (21,373)    (30,835)
                                 ___________  ___________   ___________  ___________

LOSS BEFORE INCOME TAXES          (2,459,149)   (628,171)   (7,782,162) (1,963,853)

CURRENT TAX EXPENSE                        -           -             -           -

DEFERRED TAX EXPENSE                       -           -             -           -
                                 ___________  ___________   ___________  ___________

LOSS FROM CONTINUING OPERATIONS   (2,459,149)   (628,171)  (7,782,162) (1,963,853)
                                 ___________  ___________   ___________  ___________

DISCONTINUED OPERATIONS:
   Loss from operations of
   discontinued business
   (net of $0 in income taxes)       (18,400)          -      (66,428)           -
   Gain (loss) on disposal of
   discontinued operations
   (net of $0 in income taxes)          (415)          -         (415)           -
                                 ___________  ___________   ___________  ___________

LOSS FROM DISCONTINUED
  OPERATIONS                         (18,815)          -      (66,843)           -
                                 ___________  ___________   ___________  ___________

NET LOSS                         $(2,477,964) $ (628,171)  $(7,849,005)$(1,963,853)
                                 ___________  ___________   ___________  ___________

LOSS PER COMMON SHARE
    Continuing operations       $      (.05) $     (.02)   $     (.15) $      (.05)
    Operations of discontinued
    business                           (.00)          -          (.00)           -
    Gain (loss) on disposal
    of discontinued operations         (.00)          -          (.00)           -
                                 ___________  ___________   ___________  ___________

    Net Loss Per Common Share   $      (.05) $      (.02)  $     (.15) $      (.05)
                                 ___________  ___________   ___________  ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the Six Months
                                                 Ended September 30,
                                           ____________________________
                                                2005          2004
                                           _____________  _____________
Cash Flows from Operating Activities:
    Net loss                               $  (7,849,005) $  (1,963,853)
    Adjustments to reconcile net loss to
    net cash used by operating activities:
        Depreciation and amortization              3,343          2,961
        Amortization of discount                   6,479              -
        Increase (decrease) in foreign
        currency translation                           -              -
        Non-cash services for stock
        and warrants                           6,514,102      1,438,250

        Net changes to:
          Accounts receivable                          -           (200)
          Inventory                                    -          7,114
          Due to related party                         -              -
          Prepaid expenses                             -          2,753
          Accounts payable                        53,657          7,063
          Accrued expenses                       815,302         48,967
          Accrued payroll officers                78,000         79,249
          Accrued interest                        14,878         20,370
                                           _____________  _____________
             Net Cash (Used) by
             Operating Activities               (363,244)      (357,326)
                                           _____________  _____________
Cash Flows from Investing Activities
       Purchase of property and equipment              -              -
                                           _____________  _____________
             Net Cash (Used) by
             Investing Activities                      -              -
                                           _____________  _____________
Cash Flows from Financing Activities:
    Bank overdraft                                (1,996)             -
    Increase (decrease) in advances
    from related party                            98,874        287,487
    Proceeds from issuance of common stock           125         10,000
    Purchase of treasury stock                   (64,850)             -
    Proceeds from issuance of notes payable      335,000         50,000
                                           _____________  _____________
             Net Cash Provided
             by Financing Activities             367,153        347,487
                                           _____________  _____________
Net Increase (Decrease) in Cash                    3,909         (9,839)

Cash at Beginning of Period                            -         10,238
                                           _____________  _____________
Cash at End of Period                      $       3,909  $         399
                                           _____________  _____________

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                             $       2,687  $      30,835
      Income taxes                         $           -  $           -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

    For the six months ended September 30, 2005:

The Company issued 21,315,000 shares of common stock for services valued at
$5,328,750, or approximately $.25 per share.

The Company issued 4,320,000 warrants to purchase common stock for services valued at $1,104,936, or approximately $.26 per share.

The Company issued 827,350 warrants to purchase common stock for reduction of accrued debt valued at $110,000 and for services of $66,226, or approximately
$.21 per share.

In connection with the issuance of $335,000 in convertible debentures, the
Company issued 167,500 warrants to purchase common stock and allocated proceeds received of approximately $.16 per share to the warrants. A corresponding discount was recorded for the convertible debentures.

The Company transferred 100,000 shares of its treasury stock for reduction of debt valued at $5,810 and for services of $14,190, or approximately $.20 per share.

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

Apometrix Technologies, Inc. ("Second Subsidiary"), was organized under the laws of Canada on December 4, 2004.  On May 31, 2005, Parent acquired Second
Subsidiary pursuant to a Share Purchase Agreement signed May 31, 2005.  The acquisition is for the purchase of the Second Subsidiary's shares in consideration of the purchase price set forth in the Share Purchase Agreement.
On September 14, 2005, the Parent and the Second Subsidiary entered into an agreement to terminate their relationship effective September 14, 2005.

Face Print Global Solutions, Inc., and Subsidiary, ("the Company") plans to develop and market facial recognition software.  The company also has been marketing playing cards printed with custom faces.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at
September 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31,
2005 audited financial statements.  The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts of
Parent and its wholly-owned Subsidiary.  All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year - The Company's fiscal year-end is March 31st.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Inventory - Inventory is stated at the lower of cost or market using the first-
in, first-out  ("FIFO") method.

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

Website Costs - The Company has adopted the provisions of Emerging Issues Task
Force 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of September 30, 2005, the
Company has capitalized a total of $6,222 of website costs which are included in property and equipment.  The Company did not incur any planning costs and did not record any research and development costs for the six months ended
September 30, 2005 and 2004.

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill
and Other Intangible Assets".  SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-
life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the
Company periodically reviews their intangible assets for impairment.  No impairment was recorded during the six months ended September 30, 2005 and
2004.  Amortization expense for the six months ended September 30, 2005 and
2004 was $0 and $0, respectively.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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
The Company expensed $5,805 and $25,792 in advertising costs during the six months ended September 30, 2005 and 2004, respectively.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 6].  The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.
The Company has not issued any stock options or warrants under the plan.

Research and Development - The Company expenses research and development as incurred.  For the six months ended September 30, 2005 and 2004, respectively, the Company expensed $21,465 and $50,000 in research and development.

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
- an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of
Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised
2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error
Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 2].

Reclassification - The financial statements for periods prior to September 30,
2005 have been reclassified to conform to the headings and classifications used in the September 30, 2005 financial statements.

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

Discontinued Operations - The Company has adopted Statement of Financial
Accounting Standards No. 144 "Accounting for the Impairment of Disposal of
Long-Lived Assets".  SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations [See Note 3].

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

NOTE 3 - DISCONTINUED OPERATIONS

On May 31, 2005, Parent acquired Second Subsidiary pursuant to a Share Purchase
Agreement signed May 31, 2005.  Parent acquired 100% of the outstanding stock of Second Subsidiary for cash of $7,673.  The acquisition is accounted for as a purchase and accordingly the operations of Second Subsidiary prior to the date of acquisition have been eliminated.  The Company subsequently entered into an agreement to terminate the acquisition on September 14, 2005.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS [Continued]

The following is a summary of the results of operations of the Company's discontinued business:

                                      For the Three Months  For the Six Months
                                       Ended September 30,  Ended September 30,
                                     ______________________ _______________________
                                       2005         2004       2005        2004
                                     ___________ ___________ ___________ ____________
    Revenue                       $         - $        - $         - $         -

    Cost of goods sold                      -          -           -           -

    Expenses                           18,400          -      66,428           -

    Other income (expense)                  -          -           -           -
                                     ___________ ___________ ___________ ____________
    Net (Loss)                    $   (18,400)$        - $   (66,428)$         -
                                     ___________ ___________ ___________ ____________
    (Loss) per Share                    (.00)          -       (.00)           -
                                     ___________ ___________ ___________ ____________

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

                                          September 30,     March 31,
                                              2005             2005
                                           ___________      ___________
    Office furniture and equipment      $    13,778      $    13,778
    Website                                   6,222            6,222
                                           ___________      ___________
                                             20,000           20,000

    Less:  Accumulated depreciation         (12,608)          (9,265)
                                           ___________      ___________
        Net Property and Equipment      $     7,392      $    10,735
                                           ___________      ___________

Depreciation expense for the six months ended September 30, 2005 and 2004 was
$3,368 and $2,961, respectively.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE NOTES PAYABLE

                                                   September 30,   March 31,
                                                       2005          2005
                                                    ___________     ___________
The Company issued a $5,000 convertible note
payable to Julie Kemp.  The note accrues
interest at 10% per annum, is due January
2007 and is convertible into common stock at
$.50 per share, net of discounts of $332 and
$465, respectively                                  $     4,668     $    4,535

The Company issued a $20,000 convertible note
payable to Michel Carrier.  The note accrues
interest at 10% per annum, is due January 2007
and is convertible into common stock at $.50
per share, net of discounts of $1,329 and
$1,861, respectively                                     18,671         18,139

The Company issued a $10,000 convertible note
payable to Manon Pardis.  The note accrues
interest at 10% per annum, is due January 2007
 and is convertible into common stock at $.50
 per share, net of discounts of $784 and
$1,098, respectively                                     9,216           8,902

The Company issued a $200,000 convertible note
 payable to Gestion Lamvic.  The note accrues
 interest at 10% per annum, is due May 2007
and is convertible into common stock at $.50
per share, net of discounts of $12,760 and $0,
respectively                                           187,240               -

The Company issued a $125,000 convertible note
payable to 1451063 Ontario.  The note accrues
interest at 10% per annum, is due May 2007 and
is convertible into common stock at $.50 per
share, net of discounts of $7,975 and $0,
respectively                                           117,025               -

The Company issued a $10,000 convertible note
payable to Jean Houle.  The note accrues
interest at 10% per annum, is due September
2007 and is convertible into common stock
at $.50 per share, net of discounts of
$1,019 and $0, respectively                              8,981               -

                                                    ___________     ___________
                                                    $  345,801      $    31,576

    Less:  current portion                                   -                -
                                                    ___________     ___________
        Net Convertible Notes Payable               $  345,801      $    31,576
                                                    ___________     ___________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock.  In January 2003, in connection with their organization, the Company issued 24,070,000 shares of their previously authorized but unissued common stock to various individuals including
13,510,000 which was issued to an officer/shareholder of the Company.  The shares were issued for a subscription receivable of $13,750 and for services rendered valued at $226,950, or approximately $.01 per share.  The Company collected the entire $13,750 subscription receivable in August 2003.

In March 2003, Parent entered into an Agreement and Plan of Reorganization with
Subsidiary, which has been accounted for as a recapitalization of Subsidiary
[See Note 2].

During the year ended March 31, 2004, the Company issued 163,072 shares of common stock and 163,072 warrants to purchase common stock for payment of debt of $40,768, or approximately $.127 per share and $.123 per warrant.

During the year ended March 31, 2004, the Company issued 36,928 shares of common stock and 36,928 warrants to purchase common stock for services valued at $9,232, or approximately $.127 per share and $.123 per warrant.

During the year ended March 31, 2004, the Company issued 1,250,000 shares of common stock for services valued at $312,500, or approximately $.25 per share.

During the year ended March 31, 2004, the Company issued 731,000 shares of common stock and 731,000 warrants to purchase common stock for cash of
$182,750, or approximately $.127 per share and $.123 per warrant.

During the year ended March 31, 2005, in connection with the issuance of
$718,682 in convertible debentures, the Company issued 359,341 warrants to purchase common stock.  The Company allocated proceeds of $81,015, or approximately $.15 per share to the warrants.  The Company converted the
$718,682 in notes payable into common stock at $.50 per share.  The total amount of shares issued as a result of this conversion was 1,437,364.

During the year ended March 31, 2005, the Company issued 5,583,000 shares of common stock for services valued at $1,395,750, or approximately $.25 per share.

During the year ended March 31, 2005, the Company issued 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock for $10,000 cash, or approximately $.127 per share and $.123 per warrant.

During the year ended March 31, 2005, the Company converted accrued salary to
1,881,113 warrants to purchase common stock in lieu of wages valued at
$282,167.  The warrants were valued at $390,707 and additional compensation of
$108,540 was recorded.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [Continued]

During the year ended March 31, 2005, the Company issued 17,500 warrants to purchase common stock and allocated proceeds received of $3,913, or approximately $.25 per share to the warrants in connection with the issuance of
$35,000 in convertible debentures.  A corresponding discount was recorded for the convertible debentures.

During the year ended March 31, 2005, the Company issued 115,000 shares of common stock and warrants to purchase 115,000 shares of common stock for subscriptions receivable in the amount of $28,750

During the year ended March 31, 2005, the Company issued 14,500,000 warrants to purchase common stock for services rendered.  The warrants were recorded at
$4,347,100 or approximately $.30 per warrant.

During the year ended March 31, 2005, 3,100,000 shares of common stock were returned to the Company for cancellation.

During the six months ended September 30, 2005, the Company issued 21,315,000 shares of common stock for services valued at $5,328,750, or approximately $.25 per share.

During the six months ended September 30, 2005, the Company issued 4,320,000 warrants to purchase common stock for services valued at $1,104,936, or approximately $.26 per warrant.

During the six months ended September 30, 2005, the Company issued 827,350 warrants to purchase common stock for accrued salary valued at $110,000.  The warrants were valued at $176,226 and additional compensation of $66,226 was recorded, or approximately $.21 per share.

During the six months ended September 30, 2005, the Company issued 167,500 warrants to purchase common stock in connection with the issuance of $335,000 in convertible debentures and allocated proceeds received of $27,254, or approximately $.16 per share to the warrants.  A corresponding discount was recorded for the convertible debentures.

During the six months ended September 30, 2005, the Company bought back a total of 536,000 shares of common stock valued at $64,850.

During the six months ended September 30, 2005, the Company transferred 100,000 shares of its treasury stock for reduction of debt of $5,810 and for services valued at $14,190, or approximately $.20 per share.

During the six months ended September 30, 2005, 10,500,000 warrants to purchase common stock were returned to the Company for cancellation.

During the six months ended September 30, 2005, 125,000 shares of common stock were purchased with warrants for $125, or approximately $.001 per share.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [Continued]

A summary of the status of the warrants granted at March 31, 2005 and 2004 and changes during the years then ended is presented below.

                                       For the Six months    For the Year
                                             Ended              Ended
                                       September 30, 2005   March 31, 2005
                                      ___________________ ________________
                                                  Weighted         Weighted
                                                   Average          Average
                                                  Exercise         Exercise
                                       Shares        Price Shares     Price
                                       _______    _______  _______  _______
Outstanding at beginning of period
                                     17,843,954   $   .06    931,000  $   .50
Granted                               5,314,850       .12 16,912,954      .03
Exercised                               125,000      .001          -        -
Forfeited                            10,500,000      .001          -        -
Expired                                       -         -          -        -
                                       _______    _______  _______  _______

Outstanding at end of period         12,533,804  $    .08 17,843,954 $   .06
                                       _______    _______  _______  _______
Weighted average fair value of
  options granted during the period
                                      5,314,850  $    .12 16,912,954 $   .03
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

A summary of the status of the warrants outstanding at September 30, 2005 is presented below:
              Warrants Outstanding                               Warrants Exercisable
           ___________________________________________        _________________________
  Range of                    Weighted-Average  Weighted-Average            Weighted-Average
  Exercise        Number        Remaining        Exercise        Number          Exercise
  Prices        Outstanding  Contractual Life       Price        Exercisable        Price
 ___________   ___________    ______________   ______________   _________    ______________
$       .001     7,945,000       4.1 years     $         .001   7,945,000    $         .001
         .05     2,708,463       4.5 years                .05   2,708,463               .05
         .10       250,000       4.8 years                .10     250,000               .10
         .50     1,086,000       0.3 years                .50   1,086,000               .50
        1.00       544,341       3.2 years               1.00     544,341              1.00
___________   ___________    ______________   ______________   _________    ______________
$.001 - 1.00    12,533,804       3.8 years     $          .10  12,533,804    $          .10
___________   ___________    ______________   ______________   _________    ______________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [Continued]

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

The Company has available at September 30, 2005 unused net operating and capital loss carryforwards of approximately $10,096,000 and $67,000 which may be applied against future taxable income and which expire in 2025 and 2010.
The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets, which consist of deferred compensation, tax basis of fixed assets in excess of book basis and net operating and capital loss carryforwards, are approximately $2,296,000 and
$795,000 as of September 30, 2005 and March 31, 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,501,000 for the six months ended
September 30, 2005.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

Advances from Related Party - Officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company totaling $199,087.

Management Compensation - As of September 30, 2005, the Company has accrued salary owed to officers/shareholders of the Company of $33,000.  On September
30, 2005 certain officers of the Company who were owed accrued compensation agreed to accept warrants to purchase common stock in lieu of receiving cash for such accrued compensation totaling $110,000.  Salary expense to the officers/shareholders for the six months ended September 30, 2005 and 2004 amounted to cash payments of $72,000 and $33,500, respectively.  The Company also issued 1,077,350 and 0 warrants valued at $243,676 and $0, and also issued
22,000,000 and 2,540,000 shares of common stock valued at $5,500,000 and
$635,000, respectively, as compensation to officers/shareholders.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                       For the Three Months     For the Six Months
                                        Ended September 30,     Ended September 30,
                                      _______________________  _______________________
                                        2005         2004        2005         2004
                                     ___________   _________    ___________ __________
   Loss from continuing operations
     (numerator)                    $ (2,459,149) $ (628,171)  $(7,782,162) $(1,963,853)

   Loss from discontinued operations
     (numerator)                         (18,400)          -       (66,428)           -

    Gain (loss) on disposal of
      discontinued operations
      (numerator)                           (415)          -          (415)           -
                                     ___________   _________    ___________ __________
    Loss available to common
    shareholders (numerator)       $  (2,477,964) $(628,171)   $(7,849,005) $(1,963,853)
                                     ___________   _________    ___________ __________
    Weighted average number of
    common shares outstanding
    used in loss per share for the
    period (denominator)             54,237,592   37,003,596   51,694,408  36,556,981
                                     ___________   _________    ___________ __________

At September 30, 2005, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Investors Relations Agreement - In February 2005, the Company signed an investors' relations agreement with CCG Investor Relations for investor relations services.  The agreement calls for the Company to pay a retainer of
$6,000 per month.  In addition, the Company will also issue 50,000 shares of common stock each month under the agreement.  The term of this agreement shall be for the period March 1, 2005 through August 31, 2005 and continuing on a month-to-month basis thereafter unless terminated by either party by providing a thirty-day written notice.  This agreement was terminated in May 2005.

In August 2005, the Company signed an investors' relations agreement with Wall
Streets Inside Reporter, Inc. for consulting services.  The agreement calls for the Company to issue 500,000 shares of free trading common stock and 1,000,000 shares of restricted common stock.  The term of this agreement shall be for six months beginning on August 22, 2005 unless terminated by either party.  This agreement was terminated in September 2005.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES [Continued]

In August 2005, the Company signed a consulting agreement with an individual for consulting services.  The agreement calls for the Company to issue 500,000 shares of free trading common stock.  The term of this agreement shall be for six months beginning on August 15, 2005.

In September 2005, the Company signed an investors' relations agreement with
KBM Consulting, Inc. for investor relations services.  The agreement calls for the Company to issue 3,000,000 shares of common stock.  The term of this agreement shall be for nine months beginning on September 19, 2005.

Employment Contracts - The Company has employment contracts with three officers of the Company.  The agreement calls for the Company to pay the officers combined salaries of approximately $324,000 a year.  In addition, the Company will issue 600,000 shares of common stock quarterly under the agreement.  The terms of these contracts are for three years beginning in January 2005.

Rental Agreement - In March 2003, the Company assumed an office lease for 1,792 square feet in Fresno, California from its majority founder that expires
November 30, 2007.  Rent expense for the six months ended September 30, 2005 and 2004 was $19,380 and $13,709, respectively.  The future minimum lease payments are as follows:

        Years Ended September 30:
        2006          $    34,179
        2007               34,863
        2008                5,820
        2009                    -
                            ________
        Total         $    74,862
                            ________

NOTE 12 - SUBSEQUENT EVENTS

Common Stock - The Company issued 405,000 shares of common stock for services valued at $101,250, or approximately $.25 per share.

The Company issued 125,000 shares of common stock for warrants exercised for
$9,125, or approximately $.001 per share.

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

Our plan includes providing value added services. Within this framework, we will offer online courses in the area of law enforcement and biometry to ensure that private security personnel and law enforcement personnel receive adequate training in identification, verification and the use of new technologies.

In addition, FGS is seeking to distribute existing related technology products into our target customer base to grow our own customer base, while building a strong and effective sales and marketing team.

At September 30, 2005, we had three full time employees and three part time consultants.

 Cash requirements, Liquidity and Capital Resources

Our principal source of operating capital has been provided by private sales of our common stock and convertible notes, stockholder loans, and stock issued for services, as well as some revenues from our operations. During the six months ended September 30, 2005, the Company issued 21,315,000 shares of common stock for services valued at $5,328,750. During the six months ended September 30, 2005, the Company issued 4,320,000 warrants to purchase common stock for services valued at $1,104,936. During the six months ended September 30, 2005, the Company issued 827,350 warrants to purchase common stock for accrued salary valued at $110,000. The warrants were valued at $176,226 and additional compensation of $66,226 was recorded, or approximately $.21 per share. During the six months ended September 30, 2005, the Company issued 167,500 warrants to purchase common stock in connection with the issuance of $335,000 in convertible debentures and allocated proceeds received of $27,254, or approximately $.16 per share to the warrants. A corresponding discount was recorded for the convertible debentures. During the six months ended September 30, 2005, the Company bought back a total of 536,000 shares of common stock valued at $64,850. During the six months ended September 30, 2005, the Company transferred 100,000 shares of its treasury stock for reduction of debt of $5,810 and for services valued at $14,190, or approximately $.20 per share. During the six months ended September 30, 2005, 10,500,000 warrants to purchase common stock were returned to the Company for cancellation. During the six months ended September 30, 2005, 125,000 shares of common stock were purchased with warrants for $125, or approximately $.001 per share.

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
/s/ Pierre Cote _______________________________ Pierre Cote	FACE PRINT GLOBAL SOLUTIONS, INC. Chief Executive Officer	November 21, 2005

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

Date: November 21, 2005

/s/ Pierre Cote
 _____________________
Pierre Cote
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

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission (the 'Report'), I, Pierre Cote, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 21, 2005

/s/ Pierre Cote
 _____________________
Pierre Cote
Chief Executive Officer

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Face Print Global Solutions, Inc., a Wyoming corporation (the 'Company'), on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission (the 'Report'), I, Pierre Cote, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 21, 2005

/s/ Pierre Cote
 _____________________
Pierre Cote
Chief Financial Officer