Form 10KSB/A
period 2005-03-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2006-01-30
CIK 1263764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format: [ ] Yes [X] No

_________________________________________________________________________

TABLE OF CONTENTS

PART I
Item 1. Description of Business	3
Item 2. Description of Property	6
Item 3. Legal Proceedings	7
PART II
Item 4. Submission of Matters to a Vote of Security Holders	7
Item 5. Market for Common Equity and Related Stockholder Matters	7
Item 6. Management's Discussion and Analysis or Plan of Operation	11
Item 7. Financial Statements	F1-F18
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15
Item 8A. Controls and Procedures	15
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	16
PART III
Item 10. Executive Compensation	17
Item 11. Security Ownership of Certain Beneficial Owners and Management	19
Item 12. Certain Relationships and Related Transactions	20
PART IV
Item 13. Exhibits and Reports on Form 8-K	21
Item 14. Principal Accountant Fees and Services	22
SIGNATURES	23

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

•

BIOthentIC(r) is a smart card reader and fingerprint reading identity verification device that accurately confirms the identity of a user electronically to ensure reliable and secure access to computers and communications.

•

CeRtiS works much like BIOthentIC; it is a fingerprint reading identity verification device that accurately confirms the identity of a user electronically to ensure reliable and secure access to computers and communications, but does not utilize a smart card reader.

•

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

On May 17, 2004 we issued 1,250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On May 17, 2004 we issued 500,000 shares of common stock to Seth Horn in connection with his employment agreement as compensation for his services as CFO. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On May 17, 2004 we issued 500,000 shares of common stock to Wayne Quick in connection with his employment agreement as compensation for his services as Board member and employee. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On May 17, 2004 we issued 150,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee to FGS. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

On May 17, 2004 we issued 75,000 shares of common stock to Daniel Simmons in connection with his employment agreement as compensation for his services as employee to FGS. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On December 1, 2004 we issued 200,000 shares of common stock to Jean-Guy Boisjoli in connection with his employment agreement as compensation for his services as consultant to FGS. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On December 1, 2004 we issued 50,000 shares of common stock to Gilles Gauthier in connection with his employment agreement as compensation for his services as consultant to FGS. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On August 25, 2004 we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On August 25, 2004 we issued 500,000 shares of common stock to Nick Cornacchia in connection with his employment agreement as compensation for his services as an employee. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On August 25, 2004 we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as an employee. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On August 25, 2004 we issued 35,000 shares of common stock to Sylvie Traub in connection with her employment agreement as compensation for her services as an employee. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On August 25, 2004 we issued 10,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as Chairman. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On August 25, 2004 we issued 10,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as an employee. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On August 25, 2004 we issued 8,000 shares of common stock to Chris Smith in connection with his consulting agreement; the services were valued at $2,000. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On September 30, 2004 we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On September 30, 2004 we issued 30,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as Chairman. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On September 30, 2004 we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On September 30, 2004 we issued 30,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

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

On January 6, 2005 we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On January 6, 2005 we issued 55,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as Chairman. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On January 6, 2005 we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On January 6, 2005 we issued 30,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On January 6, 2005 we issued 200,000 shares of common stock to Gestion Academac, Inc. in connection with its consulting agreement; the services were not valued monetarily. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On January 6, 2005 we issued 200,000 shares of common stock to Jean LaJoie in connection with his employment agreement as compensation for his services as CFO. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On March 16, 2005 we issued 50,000 shares of common stock to Coffin Partners in connection with its consulting agreement; the services were not valued monetarily. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On March 16, 2005 we issued 50,000 shares of common stock to Frederic Serre in connection with his consulting agreement; the services were not valued monetarily. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On March 16, 2005 we issued 1,400,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On March 16, 2005 we issued 500,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On March 16, 2005 we issued 50,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. We relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

On March 31, 2005, we sold 50,000 shares of common stock to Daniel Traub in exchange for the retirement of $25,000 in loans to the Company. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale.

During the fiscal year ended March 31, 2004, the company issued 931,000 shares of stock in exchange for cash of $232,750.

We believe that each transaction where securities were issued to consultants in the twelve month period ended March 31, 2005 did not require registration under the Securities Act of 1933, because they did not involve any public offering and were therefore exempt transactions pursuant to Section 4(2) of the Securities Act of 1933. Our basis for this is the fact that the securities were offered and sold to a limited number of persons, in a limited number of offers, with a limited number of shares offered. In addition, as our consultants and employees, our management believes that each of the service providers were sophisticated and able to fend for themselves and obtain the information they needed to make the decision to accept stock in lieu of cash. This is based on the fact that the service providers had access to our officers and operations and were in a position that enabled them to command access to information that would otherwise be contained in a registration statement. An appropriate legend was placed on the common stock issued to each shareholder.

All the above securities issued pursuant to Rule 505 promulgated as part of Regulation D under section 4(2) of the Securities Act of 1933 were offered and sold to a select group of investors who at the time of investment represented themselves to us to be “accredited investors” as defined in Regulation D under the Securities Act of 1933, and knowledgeable and sophisticated investors.  In addition, each investor was believed to have had such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of their investment into us, and able at the time of investment to bear the economic risks of an investment in us.  We believe the investors to be accredited because we received written confirmation from the investor in our subscription agreements and we have no reason to doubt the validity of the subscription documents. An appropriate legend was placed on the common stock issued to each shareholder.

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

Risk Factors and Cautionary Statements

Our future operating results are subject to many facilities, including:

•

our success in developing our EZ Match software;

•

our ability to attract and retain customers and our other products;

•

the effects of competition from other facial recognition software companies; and

•

our ability to obtain additional financing.

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

CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2005

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE

—

Report of Independent Registered

Public Accounting Firm

F-3

—

Consolidated Balance Sheet,

March 31, 2005

F-4

—

Consolidated Statements of

Operations, for the years ended

March 31, 2005 and 2004

F-5

—

Consolidated Statement of Stockholders’

Equity, for the years ended March 31,

    2005 and 2004

F-6

—

Consolidated Statements of

Cash Flows, for the years ended

March 31, 2005 and 2004

F-7

—

Notes to Consolidated

Financial Statements

F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 20, 2005

Salt Lake City, Utah

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2005

ASSETS

CURRENT ASSETS:

Cash

$

-

Accounts receivable

-

Inventory

-

___________

Total Current Assets

-

PROPERTY AND EQUIPMENT, net

10,735

___________

 $

10,735

___________

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Bank overdraft

$

4,534

Accounts payable

63,812

Accrued expenses

  213,876

Advance from related party

100,213

Accrued payroll

65,000

Accrued interest

35,723

___________

Total Current Liabilities

483,158

CONVERTIBLE NOTES PAYABLE - related party

        (net of discount of $3,424)

31,576

___________

Total Liabilities

514,734

___________

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, no par value, unlimited

number of shares authorized 39,326,364

shares issued and outstanding

  2,805,862

Additional paid in capital

4,956,165

Stock subscriptions receivable

(28,750)

Deficit accumulated during the

development stage

(8,237,276)

___________

Total Stockholders' Equity (Deficit)

(503,999)

___________

$

10,735

___________

The accompanying notes are an integral part of this consolidated financial statement.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31,

2005

2004

___________

___________

REVENUE

$

13,412

$

41,241

COST OF GOODS SOLD

11,856

8,765

___________

___________

GROSS PROFIT

1,556

32,476

___________

___________

EXPENSES:

Selling

36,561

57,196

General and administrative

6,849,449

907,284

___________

___________

Total Expenses

6,886,010

964,480

___________

___________

LOSS BEFORE OTHER

  INCOME (EXPENSE)

(6,884,454)

(932,004)

OTHER INCOME (EXPENSE):

Interest expense

(128,092)

(9,303)

___________

___________

LOSS BEFORE INCOME TAXES

(7,012,546)

(941,307)

CURRENT TAX EXPENSE

-

-

DEFERRED TAX EXPENSE

-

-

___________

___________

NET LOSS

$

(7,012,546)

$

(941,307)

___________

___________

LOSS PER COMMON SHARE

$

(.18)

$

(.03)

___________

___________

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Year Ended March 31, 2005 and 2004

			Deficit
			Accumulated
	Common Stock		During the		Additional
	________________________		Development	Subscription	Paid
	Shares	Amount	Stage	Receivable	Capital	Total
	___________	___________	___________	___________	___________	___________
BALANCE, March 31, 2003	33,070,000	$ 240,860	$ (283,423)	$ (13,750)	$ -	$ (56,313)

Collection of subscription receivable	-	-	-	13,750	-	13,750

Common Stock issued for cash valued at $.25 per share	731,000	92,936	-	-	89,814	182,750

Common Stock issued for debt valued at $.25 per share	163,072	20,732	-	-	20,036	40,768

Common Stock issued for services valued at $.25 per share	1,286,928	317,196	-	-	4,537	321,733

Net loss for period ended March 31, 2004	-	-	(941,307)	-	-	(941,307)
	___________	___________	___________	___________	___________	___________
BALANCE, March 31, 2004	35,251,000	$ 671,724	$ (1,224,730)	$ -	$ 114,387	$ (438,619)

Cancellation of common stock valued at $.01 per share	(3,100,000)	-	-	-	-	-

Common Stock issued for cash valued at $.25 per share	40,000	5,085	-	-	4,915	10,000

Common Stock issued for debt valued at $.50 per share	1,437,364	718,682	-	-	-	718,682

Common Stock issued for services valued at $.25 per share	5,583,000	1,395,750	-	-	-	1,395,750

Common stock issued for subscription receivable valued at $.25 per share	115,000	14,621	-	(28,750)	14,129	-

Warrants issued to CEO for debt and services valued at $.21 per share	-	-	-	-	390, 707	390, 707

Warrants issued for services valued at $.30 per share	-	-	-	-	4,347,100	4,347, 100

Warrants issued with debt valued at $.15 per share	-	-	-	-	81,014	81,014

Warrants issued for debt valued at $.25 per share	-	-	-	-	3,913	3, 913

Net loss for the period ended March 31, 2005			(7,012,546)		-	(7,012,546)
	___________	___________	___________	___________	___________	___________
BALANCE, March 31, 2005	39,326,364	$ 2,805,862	$ (8,237,276)	$ (28,750)	$ 4,956,165	$ (503,999)
	___________	___________	___________	___________	___________	___________

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31,

2005

2004

_____________

_____________

Cash Flows from Operating Activities:

Net loss

$

(7,012,546)

$

(941,307)

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

10,238

_____________

_____________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

  Income taxes

$

-

$

-

  Note payable paid with issuance of stock

$

718,682

$

40,768

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

During the year ended March 31, 2005 the Company issued a total of 5,583,000 shares of common stock for services valued at $1,395,750.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Face Print Global Solutions, Inc. (“Parent”) was organized under the laws of the State of Wyoming on November 12, 1999 as Dostuk Holdings, Inc.  Parent had been inactive since its inception.  In March 2003, Parent changed its name to Face Print Global Solutions, Inc.

Face Print Global Solutions, Inc. (“Subsidiary”) was organized under the laws of the State of California on January 30, 2003.  On March 31, 2003, Parent acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed March 17, 2003.  The agreement called for Parent to issue 24,070,000 shares of its common stock to the former shareholders of Subsidiary for all 24,070,000 outstanding shares of Subsidiary’s common stock wherein Subsidiary became a wholly-owned subsidiary of Parent [See Note 2].  The acquisition has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception.

Face Print Global Solutions, Inc. and Subsidiary (“the Company”) plans to develop and market facial recognition software.  The Company also has been marketing playing cards printed with custom faces.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Consolidation - The consolidated financial statements include the accounts of Parent and its wholly-owned Subsidiary.  All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year - The Company’s fiscal year-end is March 31st.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out  (“FIFO”) method [See Note 3].

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews their property and equipment for impairment.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of March 31, 2005, the Company has capitalized a total of $6,222 of website costs which are included in property and equipment.  The Company did not incur any planning costs and did not record any research and development costs for the years ended March 31, 2005 and 2004.

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment.  No impairment was recorded during the twelve months ended March 31, 2005 and 2004.  Amortization expense for the years ended March 31, 2005 and 2004 was $0 and $0, respectively.

Revenue Recognition - The Company’s revenue has come from the sale of custom playing cards.  The Company recognized revenue when rights and risk of ownership have passed to the customer, there is persuasive evidence of a sales arrangement, product has been shipped or delivered to the customer, the price and terms are finalized and collection of the resulting receivable is reasonably assured.  Products are shipped FOB shipping point at which time title passes to the customer because there is no right of return after shipment.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company expensed $36,500 and $56,675 in advertising costs during the years ended March 31, 2005 and 2004, respectively.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 6].  The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The Company has not issued any stock options or warrants under the plan.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Research and Development – The Company expenses research and development as incurred.  For the years ended March 31, 2005 and 2004, respectively, the Company expensed $50,000 and $0 in research and development.

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 7].

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 10].

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

Recently Enacted Accounting Standards – Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, were recently issued.  SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement – The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 2].

Reclassification – The financial statements for periods prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements.

NOTE 2 – AGREEMENT AND PLAN OF REORGANIZATION

On March 17, 2003, Parent and Subsidiary entered into an Agreement and Plan of Reorganization whereby Parent agreed to acquire 100% of Subsidiary in a stock for stock exchange.  The agreement called for Parent to issue 24,070,000 shares of common stock to the former shareholders of Subsidiary for all 24,070,000 outstanding shares of Subsidiary’s common stock.  The Company has accounted for the acquisition as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception.

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

March 31,

March 31,

2005

2004

___________

___________

Office furniture and equipment

$

13,778

$

11,490

Website

6,222

6,222

___________

___________

20,000

17,712

Less:  Accumulated depreciation

(9,265)

(3,361)

___________

___________

Net Property and Equipment

$

10,735

$

14,351

___________

___________

Depreciation expense for the years ended March 31, 2005 and 2004 was $5,905 and $2,923, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

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

During the year ended March 31, 2005, the Company issued 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock for $10,000 cash, approximately $.127 per share and $.123 per warrant.

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

__________________________________

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

17,843,954

$

.06

931,000

$

.50

_______

_______

_______

_______

Weighted average fair value of

  options granted during the period

17,912,954

$

.03

931,000

$

.50

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

A summary of the status of the warrants outstanding at March 31, 2005 is presented below:

Warrants Outstanding

Warrants Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$

.001

14,500,000

4.8 years

$

.001

14,500,000

$

.001

.05

1,881,113

5.0 years

.05

1,881,113

.05

.50

1,086,000

0.6 years

.50

1,086,000

.50

1.00

376,841

4.3 years

1.00

376,841

1.00

___________

___________

______________

______________

_________

______________

$

.001 - 1.00

17,843,954

4.6 years

$

.07

17,843,954

$

.07

___________

___________

______________

______________

_________

______________

Reservation of Subsidiary Stock - In February 2003, Subsidiary’s Board of Directors resolved to reserve 1,000,000 shares of Subsidiary’s common stock to be issued under options to employees, advisors and consultants.

Stock Option Plan - In November 1999, the Board of Directors of Parent adopted and the stockholders at that time approved the 1999 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company.  At March 31, 2005, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – INCOME TAXES [Continued]

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES [Continued]

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

NOTE 14 – SUBSEQUENT EVENTS

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

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART IV

Item 13.  Exhibits and Reports on Form 8-K.

(a)

Exhibits (filed with this report unless indicated below)

Exhibit 31.1

Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

On June 8, 2004, we filed a report on Form 8-K, as subsequently amended by reports on Form 8-K/A that we filed on July 21, 2004 and September 16, 2004, in which we announced the dismissal of Pritchett, Siler, & Hardy, P.C. as our independent accountants and announced retaining Malone & Bailey, PLLC as our new independent accountants.

On July 15, 2004, we filed a report on Form 8-K in which we announced our directors Lois Gibson, Ed Madge, and Sylvie Traub resigned from our board of directors.

On November 15, 2004, we filed a report on Form 8-K in which we announced the November 08, 2004 dismissal of Malone & Bailey, PLLC as our independent accountants and announced retaining Pritchett, Siler, & Hardy, P.C. as our new independent accountants.

On February 1, 2005, we filed a report on Form 8-K in which we announced Pierre Cote’s resignation as our principal financial officer and the appointment of Jean R. Lajoie as our principal financial officer, and as a member of our board of directors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 2006.

FACE PRINT GLOBAL SOLUTIONS, INC.

Face Print Global Solutions, Inc.

/s/ Pierre Cote
_________________________
Pierre Cote, President

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

NAME	TITLE	DATE
/s/ Pierre Cote _____________________ Pierre Cote	Chairman, CEO; principal accounting officer; and principal financial officer	January 27, 2006
/s/ Kayla Keophounsouk _____________________ Kayla Keophounsouk	Director, Secretary and Treasurer	January 27, 2006
/s/ Serge Carrier _____________________ Serge Carrier	Director	January 27, 2006