Form 10QSB/A
period 2005-09-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2006-01-30
CIK 1263764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

x	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

__	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

333-109763

__________________________________________________________________________________________________

(Commission File No.)

FACE PRINT GLOBAL SOLUTIONS, INC.

__________________________________________________________________________________________________

(name of small business issuer in its charter)

Wyoming	33-0619256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 E. Herndon Ave., Suite 115 Fresno, California	93720
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (559) 436-1060

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

As of November 21, 2005, the Registrant had 71,834,726 common shares outstanding.

__________________________________________________________________________________________________

Part I – Financial Information

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE

—

Unaudited Condensed Consolidated Balance Sheets,

September 30, 2005 and March 31, 2005

4

—

Unaudited Condensed Consolidated Statements of

Operations, for the three and six months ended

September 30, 2005

6

—

Unaudited Condensed Consolidated Statements of

Cash Flows, for the six months ended September 30,

8

2005 and 2004

—

Notes to Unaudited Condensed Consolidated

Financial Statements

10

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

September 30,

March 31,

2005

2005

___________

___________

CURRENT ASSETS:

Cash

$

3,909

$

-

Accounts receivable

-

-

___________

___________

Total Current Assets

3,909

-

___________

___________

PROPERTY AND EQUIPMENT, net

7,392

10,735

___________

___________

Total Assets

$

11,301

$

10,735

___________

___________

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

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

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

[Continued]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

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

$(7,849,005)

$(1,963,853)

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

[Continued]

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

Apometrix Technologies, Inc. (“Second Subsidiary”), was organized under the laws of Canada on December 4, 2004.  On May 31, 2005, Parent acquired Second Subsidiary pursuant to a Share Purchase Agreement signed May 31, 2005.  The acquisition is for the purchase of the Second Subsidiary’s shares in consideration of the purchase price set forth in the Share Purchase Agreement. On September 14, 2005, the Parent and the Second Subsidiary entered into an agreement to terminate their relationship effective September 14, 2005.

Face Print Global Solutions, Inc., and Subsidiary, (“the Company”) plans to develop and market facial recognition software.  The company also has been marketing playing cards printed with custom faces.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2005 audited financial statements.  The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out  (“FIFO”) method.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition - The Company’s revenue comes from the sale of custom playing cards.  The Company recognized revenue when rights and risk of ownership have passed to the customer, there is persuasive evidence of a sales arrangement, product has been shipped or delivered to the customer, the price and terms are finalized and collection of the resulting receivable is reasonable assured.  Products are shipped FOB shipping point at which time title passes to the customer because there is no right of return after shipment.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”.  SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations [See Note 3].

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

The following is a summary of the results of operations of the Company’s discontinued business:

For the Three Months

For the Six Months

Ended September 30,

Ended September 30,

_______________________

_______________________

2005

2004

2005

2004

___________

___________

___________

___________

Revenue

$

-

$

-

$

-

$

-

Cost of goods sold

-

-

-

-

Expenses

18,400

-

66,428

-

Other income (expense)

-

-

-

-

___________

___________

___________

___________

Net (Loss)

$

(18,400)

$

-

$

(66,428)

$

-

___________

___________

___________

___________

(Loss) per Share

(.00)

-

(.00)

-

___________

___________

___________

___________

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	September 30,	March 31,
	2005	2005

The Company issued a $5,000 convertible note payable to Julie Kemp. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $332 and $465, respectively	$4,668	$4,535

The Company issued a $20,000 convertible note payable to Michel Carrier. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $1,329 and $1,861, respectively	18,671	18,139

The Company issued a $10,000 convertible note payable to Manon Pardis. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $784 and $1,098, respectively	9,216	8,902

The Company issued a $200,000 convertible note payable to Gestion Lamvic. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts	187,240	-

The Company issued a $125,000 convertible note payable to 1451063 Ontario. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $7,975 and $0, respectively	117,025	-

The Company issued a $10,000 convertible note payable to Jean Houle. The note accrues interest at 10% per annum, is due September 2007 and is convertible into common stock at $.50 per share, net of discounts of $1,019 and $0, respectively	8,981	-

	$345,801	$31,576

Less: current portion	-	-

Net Convertible Notes Payable	$345,801	$31,576

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

$

.001 - 1.00

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

Management Compensation – As of September 30, 2005, the Company has accrued salary owed to officers/shareholders of the Company of $33,000.  On September 30, 2005 certain officers of the Company who were owed accrued compensation agreed to accept warrants to purchase common stock in lieu of receiving cash for such accrued compensation totaling $110,000.  Salary expense to the officers/shareholders for the six months ended September 30, 2005 and 2004 amounted to cash payments of $72,000 and $33,500, respectively.  The Company also issued 1,077,350 and 0 warrants valued at $243,676 and $0, and also issued 22,000,000 and 2,540,000 shares of common stock valued at $5,500,000 and $635,000, respectively, as compensation to officers/shareholders.

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

___________

___________

___________

___________

Loss from continuing operations

  (numerator)

$

(2,459,149)

$

(628,171)

$

(7,782,162)

$

(1,963,853)

Loss from discontinued operations

  (numerator)

(18,400)

-

(66,428)

-

Gain (loss) on disposal of

  discontinued operations

  (numerator)

(415)

-

(415)

-

___________

___________

___________

___________

Loss available to common

shareholders (numerator)

$

(2,477,964)

$

(628,171)

$

(7,849,005)

$

(1,963,853)

___________

___________

___________

___________

Weighted average number of

common shares outstanding

used in loss per share for the

period (denominator)

54,237,592

37,003,596

51,694,408

36,556,981

___________

___________

___________

___________

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Investors Relations Agreement - In February 2005, the Company signed an investors’ relations agreement with CCG Investor Relations for investor relations services.  The agreement calls for the Company to pay a retainer of $6,000 per month.  In addition, the Company will also issue 50,000 shares of common stock each month under the agreement.  The term of this agreement shall be for the period March 1, 2005 through August 31, 2005 and continuing on a month-to-month basis thereafter unless terminated by either party by providing a thirty-day written notice.  This agreement was terminated in May 2005.

In August 2005, the Company signed an investors’ relations agreement with Wall Streets Inside Reporter, Inc. for consulting services.  The agreement calls for the Company to issue 500,000 shares of free trading common stock and 1,000,000 shares of restricted common stock.  The term of this agreement shall be for six months beginning on August 22, 2005 unless terminated by either party.  This agreement was terminated in September 2005.

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

In September 2005, the Company signed an investors’ relations agreement with KBM Consulting, Inc. for investor relations services.  The agreement calls for the Company to issue 3,000,000 shares of common stock.  The term of this agreement shall be for nine months beginning on September 19, 2005.

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

NOTE 12 – SUBSEQUENT EVENTS

Common Stock - The Company issued 405,000 shares of common stock for services valued at $101,250, or approximately $.25 per share.

The Company issued 125,000 shares of common stock for warrants exercised for $9,125, or approximately $.001 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2005, we issued a total of 8,135,000 shares of common stock to 11 persons, and in some cases entities controlled by them, for services valued at $5,328,750. We valued the services performed based on what our management perceived as market rates for equivalent services relative to the value of our restricted stock at the time. The stock price was assumed to $0.25 per share. The transactions were recorded on a summarized basis in the footnotes to, and in the stockholder equity schedules in, our financial statements. The service providers and the services they provided are identified as follows: Mohammed Laaroussi, sometimes doing business as Axes Networks was issued stock in exchange for services as our chief technical officer, Marc Girard was issued stock in exchange for services as our vice president of business development, Serge Carrier was issued stock in exchange for services as our chief operating officer, Jean Lajoie was issued stock in exchange for services as our chief financial officer, Lyne Aquin was issued stock in exchange for services relating to information technology and multimedia design, Frederic Serre was issued stock in exchange for services as our vice president of communications, Jean D Houle was issued stock in exchange for services as a director, Wall Streets Inside Reporter Inc., controlled by Michael Elliott was issued stock in exchange for investor relations, Starcy Sarayeng was issued stock in exchange for office management services, KBM Consulting Inc. controlled by Curt Kramer, was issued stock in exchange for investor relations, and Sylvie Traub was issued stock in exchange for communication and public relation services.

We believe that each transaction where securities were issued to consultants in the three month period ended September 30, 2005 did not require registration under the Securities Act of 1933, because they did not involve any public offering and were therefore exempt transactions pursuant to Section 4(2) of the 1933 Act. Our basis for this is the fact that the securities were offered and sold to a limited number of persons, in a limited number of offers, with a limited number of shares offered. In addition, as our consultants and employees, our management believes that each of the service providers were sophisticated and able to fend for themselves and obtain the information they needed to make the decision to accept stock in lieu of cash. This is based on the fact that the service providers had access to our officers and operations and were in a position that enabled them to command access to information that would otherwise be contained in a registration statement. An appropriate legend was placed on the common stock issued to each shareholder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

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

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACE PRINT GLOBAL SOLUTIONS, INC.

Dated:  January 27, 2006

By: /s/ Pierre Cote

Pierre Cote, Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)