Form 10QSB
period 2005-12-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2006-02-21
CIK 1263764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

x	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005

or

__	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of February 16, 2006, the Registrant had 74,674,726 common shares outstanding.

_________________________________________________________________________________________

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

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC.

AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

DECEMBER 31, 2005

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE

—	Unaudited Condensed Consolidated Balance Sheets,
	December 31, 2005 and March 31, 2005	5 – 6

—	Unaudited Condensed Consolidated Statements of
Operations, for the three and nine months ended
	December 31, 2005	7 – 8

—	Unaudited Condensed Consolidated Statements of
	Cash Flows, for the nine months ended December 31,	9 – 10
2005 and 2004

—	Notes to Unaudited Condensed Consolidated
	Financial Statements	11 - 23

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	March 31,
	2005	2005

CURRENT ASSETS:
Cash	$-	$-
Accounts receivable	-	-

Total Current Assets	-	-

PROPERTY AND EQUIPMENT, net	5,855	10,735

Total Assets	$5,855	$10,735

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$2,628	$4,534
Accounts payable	110,197	63,812
Accrued expenses	850,551	213,876
Advance from related party	106,892	100,213
Accrued payroll	3,000	65,000
Accrued interest	59,944	35,723
Due to related parties	-	-

Total Current Liabilities	1,133,212	483,158

CONVERTIBLE NOTES PAYABLE - related party
(net of discount of $20,376 and $3,424,
respectively)	350,374	31,576

Total Liabilities	1,483,586	514,734

[Continued]

Note: The balance sheet at March 31, 2005 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	December 31,	March 31,
	2005	2005

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value, unlimited
number of shares authorized
72,284,826and 39,326,364 shares
issued and outstanding, respectively	8,460,227	2,805,862
Additional paid in capital	6,692,838	4,956,165
Retained earnings (deficit)	(16,557,196)	(8,237,276

	(1,404,131)	(475,249

Less: Treasury stock	(44,850)	-
Less: Stock subscription receivable	(28,750)	(28,750

Total Stockholders' Equity (Deficit)	(1,477,731)	(503,999

	$5,855	$10,735

Note: The balance sheet at March 31, 2005 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2005	2004	2005	2004

REVENUE	$65	$2,446	$253	$13,058

COST OF GOODS SOLD	1,722	2,818	4,546	9,898

GROSS PROFIT (LOSS)	(1,657)	(372)	(4,293)	3,160

EXPENSES:
Selling	805	3,079	6,610	28,932
General and administrative	455,208	373,787	8,207,556	2,284,485

Total Expenses	456,013	376,866	8,214,166	2,313,417

LOSS BEFORE OTHER
INCOME (EXPENSE)	(457,670)	(377,238)	(8,218,459)	(2,310,257)

OTHER INCOME (EXPENSE):
Interest expense	(13,245)	(18,432)	(34,618)	(49,267)

LOSS BEFORE INCOME TAXES	(470,915)	(395,670)	(8,253,077)	(2,359,524)

CURRENT TAX EXPENSE	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(470,915)	(395,670)	(8,253,077)	(2,359,524)

[Continued]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2005	2004	2005	2004

DISCONTINUED OPERATIONS:
Loss from operations of
discontinued business (net
of $0 in income taxes)	-	-	(66,428)	-
Gain (loss) on disposal of
discontinued operations (net
of $0 in income taxes)	-	-	(415)	-

LOSS FROM DISCONTINUED
OPERATIONS	-	-	(66,843)	-

NET LOSS	$(470,915)	$(395,670)	$(8,319,920)	$(2,359,524)

LOSS PER COMMON SHARE
Continuing operations	$(.01)	$(.01)	$(.14)	$(.06)
Operations of discontinued
business	-	-	(.00)	-
Gain (loss) on disposal of
discontinued operations	-	-	(.00)	-

Net Loss Per Common Share	$(.01)	$(.01)	$(.14)	$(.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended December 31,

	2005	2004

Cash Flows from Operating Activities:
Net loss	$(8,319,920)	$(2,359,524)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	4,880	4,449
Amortization of discount	10,382	-
Non-cash services for stock and warrants	6,915,645	1,604,500

Net changes to:
Accounts receivable	-	(406)
Inventory	-	7,362
Prepaid expenses	-	2,753
Accounts payable	52,195	13,581
Accrued expenses	636,675	74,422
Accrued payroll officers	141,000	134,249
Accrued interest	24,221	38,802

Net Cash (Used) by Operating Activities	(534,922)	(479,812)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-

Net Cash (Used) by Investing Activities	-	-

Cash Flows from Financing Activities:
Bank overdraft	(1,906)	3,651
Increase (decrease) in advances from related party	156,679	380,923
Proceeds from issuance of common stock	109,249	10,000
Purchase of treasury stock	(64,850)	-
Proceeds from issuance of notes payable	335,750	75,000

Net Cash Provided by Financing Activities	534,922	469,574

Net Increase (Decrease) in Cash	-	(10,238)

Cash at Beginning of Period	-	10,238

Cash at End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

[Continued]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended December 31, 2005:

The Company issued 21,870,000 shares of common stock for services valued at $5,467,500, or approximately $.25 per share.

The Company issued 5,625,000 warrants to purchase common stock for services valued at $1,361,761, or approximately $.24 per share.

The Company issued 1,075,555 warrants to purchase common stock for reduction of accrued debt valued at $143,000 and for services of $72,194, or approximately $.20 per share.

In connection with the issuance of $335,750 in convertible debentures, the Company issued 167,875 warrants to purchase common stock and allocated proceeds received of approximately $.16 per share to the warrants. A corresponding discount of $27,334 was recorded for the convertible debentures.

The Company transferred 100,000 shares of its treasury stock for reduction of debt valued at $5,810 and for services of $14,190, or approximately $.20 per share.

The Company issued 1,000,000 shares of common stock in exchange for $100,000 of advance from related parties, valued at approximately $.10 per share.

The Company issued 250,000 warrants in exchange for $50,000 of advance from related parties, valued at approximately $.20 per share.

During the period ended December 31, 2005, an officer of the Company forgave accrued payroll totaling $60,000.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

For the nine months ended December 31, 2004:

The Company extended $648,682 of related party advances into four notes payable of $250,000, $250,000, $92,170, and $56,512.

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

_________________________________________________________________________________________

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2005 audited financial statements.  The results of operations for the periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts of Parent and its wholly-owned Subsidiary.  All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year - The Company’s fiscal year-end is March 31st.

_________________________________________________________________________________________

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

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of December 31, 2005, the Company has capitalized a total of $6,222 of website costs which are included in property and equipment.  The Company did not incur any planning costs and did not record any research and development costs for the nine months ended December 31, 2005 and 2004.

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

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company expensed $6,610 and $28,871 in advertising costs during the nine months ended December 31, 2005 and 2004, respectively.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 6].  The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The Company has not issued any stock options or warrants under the plan.

Research and Development - The Company expenses research and development as incurred.  For the nine months ended December 31, 2005 and 2004, respectively, the Company expensed $734 and $50,000 in research and development.

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

_________________________________________________________________________________________

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

Reclassification - The financial statements for periods prior to December 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, 2005 financial statements.

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

_________________________________________________________________________________________

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

The following is a summary of the results of operations of the Company’s discontinued business:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2005	2004	2005	2004

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Expenses	-	-	66,428	-

Other income (expense)	-	-	-	-

Net (Loss)	$-	$-	$(66,428)	$-

(Loss) per Share	$-	$-	$(.00)	$-

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	March 31,
	2005	2005

Office furniture and equipment	$13,778	$13,778
Website	6,222	6,222

	20,000	20,000

Less: Accumulated depreciation	(14,145)	(9,265)

Net Property and Equipment	$5,855	$10,735

Depreciation expense for the nine months ended December 31, 2005 and 2004 was $4,880 and $4,449, respectively.

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	December 31,	March 31,
	2005	2005

The Company issued a $5,000 convertible note payable to Julie Kemp. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $266 and $465, respectively	$4,734	$4,535

The Company issued a $20,000 convertible note payable to Michel Carrier. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $1,063 and $1,861, respectively	18,937	18,139

The Company issued a $10,000 convertible note payable to Manon Pardis. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $627 and $1,098, respectively	9,373	8,902

The Company issued a $200,000 convertible note payable to Gestion Lamvic. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $10,745 and $0, respectively	189,255	-

The Company issued a $125,000 convertible note payable to 1451063 Ontario. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $6,716 and $0, respectively	118,284	-

The Company issued a $10,000 convertible note payable to Jean Houle. The note accrues interest at 10% per annum, is due September 2007 and is convertible into common stock at $.50 per share, net of discounts of $886 and $0, respectively	9,114	-

The Company issued a $750 convertible note payable to Dean Hash. The note accrues interest at 10% per annum, is due October 10, 2007 and is convertible into warrants at $.50 per share, net discounts of $73 and $0, respectively	677	-

	350,374	31,576
Less: current portion	-	-

Net Convertible Notes Payable	$350,374	$31,576

Amortization of discount for the nine months ended December 31, 2005 and 2004 was $10,382 and $0, respectively.

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock.  In November 1999, in connection with its organization, the Company issued 9,000,000 shares of its previously authorized but unissued common stock.

In March 2003, Parent entered into an Agreement and Plan of Reorganization with Subsidiary, which has been accounted for as a recapitalization of Subsidiary [See Note 2].  In connection with its reorganization, the Company issued 24,070,000 shares of common stock to various individuals including 13,510,000 shares issued to an officer/shareholder of the Company.  The shares were issued for a subscription receivable of $13,750 and for services rendered valued at $226,950, or approximately $.01 per share.  The Company collected the subscription receivable in August 2003.

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

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK [Continued]

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

During the nine months ended December 31, 2005, the Company issued 21,870,000 shares of common stock for services valued at $5,467,500, or approximately $.25 per share.

During the nine months ended December 31, 2005, the Company issued 5,625,000 warrants to purchase common stock for services valued at $1,361,761, or approximately $.26 per warrant.

During the nine months ended December 31, 2005, the Company issued 1,075,555 warrants to purchase common stock for accrued salary valued at $143,000.  The warrants were valued at $215,194 and additional compensation of $72,194 was recorded, or approximately $.20 per share.

During the nine months ended December 31, 2005, the Company issued 167,875 warrants to purchase common stock in connection with the issuance of $335,750 in convertible debentures and allocated proceeds received of $27,334, or approximately $.16 per share to the warrants.  A corresponding discount was recorded for the convertible debentures.

During the nine months ended December 31, 2005, the Company bought back a total of 536,000 shares of common stock valued at $64,850.

During the nine months ended December 31, 2005, the Company transferred 100,000 shares of its treasury stock for reduction of debt of $5,810 and for services valued at $14,190, or approximately $.20 per share.

During the nine months ended December 31, 2005, 10,500,000 warrants to purchase common stock were returned to the Company for cancellation.

During the nine months ended December 31, 2005, 9,250,000 shares of common stock were purchased with warrants for $9,250, or approximately $.001 per share.

During the nine months ended December 31, 2005, the Company issued 1,000,000 shares in exchange for $100,000 of advance from related parties, valued at approximately $.10 per share.

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [Continued]

During the nine months ended December 31, 2005, the Company issued 250,000 warrants in exchange for $50,000 of advance from related parties, valued at approximately $.20 per share.

During the nine months ended December 31, 2005, 838,462 shares of common stock and 162,500 warrants were purchased for $100,000.  The Company allocated proceeds of $77,616, or approximately $.09 per share.  The Company allocated proceeds of $22,384 to the warrants, or approximately $0.17 per share.

During the nine months ended December 31, 2005 an officer of the Company forgave accrued payroll totaling $60,000.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

A summary of the status of the warrants granted at March 31, 2005 and 2004 and changes during the years then ended is presented below.

	For the Nine months		For the Year
	Ended		Ended
	December 31, 2005		March 31, 2005

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	17,843,954	$.06	931,000	$.50
Granted	7,280,930.19		16,912,954.03
Exercised	9,250,000.001		-	-
Forfeited	10,500,000.001		-	-
Expired	-	-	-	-

Outstanding at end of period	5,374,884	$.19	17,843,954	$.06

Weighted average fair value of
options granted during the period	7,280,930	$.19	16,912,954	$.03

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the grants during fiscal 2005: risk-free interest rate of 1.79%, expected dividend yield of zero, expected lives of 2 years and expected volatility of 318%.  The following assumptions were used for options granted during fiscal 2006: risk-free interest rate of between 2.80% and 4.18%, expected dividend yield of zero, expected lives of 5 years and expected volatility of between 190% and 248%.

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [Continued]

A summary of the status of the warrants outstanding at December 31, 2005 is presented below:

	Warrants Outstanding			Warrants Exercisable

Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.001	125,000	1.2 years	$.001	125,000	$.001
.05	2,956,668	4.3 years	.05	2,956,668.05
.10	250,000	4.5 years	.10	250,000.10
.20	325,000	5.0 years	.20	325,000.20
.40	87,500	4.9 years	.40	87,500.40
.50	1,086,000	0.1 years	.50	1,086,000.50
1.00	544,716	2.9 years	1.00	544,716	1.00

$.001 - 1.00	5,374,884	3.3 years	$.10	5,374,884	$.10

Reservation of Subsidiary Stock - In February 2003, Subsidiary’s Board of Directors resolved to reserve 1,000,000 shares of Subsidiary’s common stock to be issued under options to employees, advisors and consultants.

Stock Option Plan - In November 1999, the Board of Directors of Parent adopted and the stockholders at that time approved the 1999 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company.  At December 31, 2005, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

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

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

The Company has available at December 31, 2005 unused net operating and capital loss carryforwards of approximately $10,500,000 and $67,000 which may be applied against future taxable income and which expire in 2026 and 2010.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets, which consist of deferred compensation, tax basis of fixed assets in excess of book basis and net operating and capital loss carryforwards, are approximately $2,400,000 and $795,000 as of December 31, 2005 and March 31, 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,605,000 for the nine months ended December 31, 2005.

NOTE 8 - RELATED PARTY TRANSACTIONS

Advances from Related Party - Officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company totaling $106,892.

Management Compensation - As of December 31, 2005, the Company has accrued salary owed to officers/shareholders of the Company of $3,000.  On December 31, 2005, certain officers of the Company who were owed accrued compensation agreed to accept warrants to purchase common stock in lieu of receiving cash for such accrued compensation totaling $143,000.  Salary expense to the officers/shareholders for the nine months ended December 31, 2005 and 2004 amounted to cash payments of $90,000 and $46,500, respectively.  The Company also issued 1,575,555 and 0 warrants valued at $312,644 and $0, and also issued 22,700,000 and 2,540,000 shares of common stock valued at $5,675,000 and $635,000, respectively, as compensation to officers/shareholders.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred significant losses in recent years and has a stockholders’ deficit.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2005	2004	2005	2004

Loss from continuing
operations (numerator)	$(470,915)	$(395,670)	$(8,253,077)	$(2,359,524)

Loss from discontinued
operations (numerator)	-	-	(66,428)	-

Gain (loss) on disposal of
discontinued operations
(numerator)	-	-	(415)	-

Loss available to common
shareholders (numerator)	$(470,915)	$(395,670)	$(8,319,920)	$(2,359,524)

Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	64,881,326	37,943,900	57,628,535	37,020,969

At December 31, 2005, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

_________________________________________________________________________________________

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

In September 2005, the Company signed an investors’ relations agreement with KBM Consulting, Inc. for investor relations services.  The agreement calls for the Company to issue 3,000,000 shares of common stock.  This agreement was subsequently terminated on January 10, 2006.

Employment Contracts - The Company has employment contracts with three officers of the Company.  The agreement calls for the Company to pay the officers combined salaries of approximately $324,000 a year.  In addition, the Company will issue 600,000 shares of common stock quarterly under the agreement.  The terms of these contracts are for three years beginning in January 2005.

Rental Agreement - In March 2003, the Company assumed an office lease for 1,792 square feet in Fresno, California from its majority founder that expires November 30, 2007.  Rent expense for the nine months ended December 31, 2005 and 2004 was $22,376 and $13,709, respectively.  The future minimum lease payments are as follows:

Years Ended December 31:
2006	$34,179
2007	34,863
2008	5,820
2009	-

Total	$74,862

_________________________________________________________________________________________

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

Common Stock – Subsequent to December 31, 2005, the Company issued 4,225,000 shares of common stock for services valued at $1,056,250, or approximately $.25 per share.

Subsequent to December 31, 2005, the Company issued 125,000 shares of common stock upon exercise of warrants for $125, or approximately $.001 per share.

Subsequent to December 31, 2005, the Company issued 740,000 shares of common stock upon exercise of warrants for $74,000, or approximately $.10 per share.

Subsequent to December 31, 2005, the Company cancelled 3,000,000 shares of common stock in connection with the termination of a consulting agreement.

Subsequent to December 31, 2005, the Company signed a consulting agreement with an individual for consulting services.  The agreement calls for the Company to issue 200,000 shares of free trading common stock.

Subsequent to December 31, 2005, the Company signed a consulting agreement with an individual for consulting services.  The agreement calls for the Company to issue 50,000 shares of free trading common stock.

Subsequent to December 31, 2005, the Company signed a consulting agreement with an individual for consulting services.  The agreement calls for the Company to issue 10,000 shares of free trading common stock.

Subsequent to December 31, 2005, the Company signed a consulting agreement with Core Consulting Group for consulting services.  The agreement calls for the Company to issue 560,000 shares of restricted common stock.

Subsequent to December 31, 2005, the Company signed a consulting agreement with an individual for consulting services.  The agreement calls for the Company to issue 300,000 shares of free trading common stock.

Subsequent to December 31, 2005, the Company signed a consulting agreement with an individual for consulting services.  The agreement calls for the Company to issue 250,000 shares of free trading common stock.

Subsequent to December 31, 2005, the Company signed a consulting agreement with Sussex Avenue Partners, LLC for consulting services.  The agreement calls for the Company to issue 300,000 shares of restricted common stock.

_________________________________________________________________________________________

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

In addition, FGS is seeking to distribute existing related technology products into our target customer base to grow our own customer base, while building a competent sales and marketing team. At December 31, 2005, we had three full time employees and three part time consultants.

Cash requirements, Liquidity and Capital Resources

We have substantially no cash necessary to operate and do not have any material revenues. Our principal source of operating capital has been provided by private sales of our common stock and convertible notes, stockholder loans, and stock issued for services, as well as some revenues from our operations. During the nine months ended December 31, 2005, we issued 21,870,000 shares of common stock for services valued at $5,467,500, or approximately $.25 per share. We issued 5,625,000 warrants to purchase common stock for services valued at $1,361,761, or approximately $.24 per share. We issued 1,075,555 warrants to purchase common stock for reduction of accrued debt valued at $143,000 and for services of $72,194, or approximately $.20 per share. In connection with the issuance of $335,750 in convertible debentures, the Company issued 167,875 warrants to purchase common stock and allocated proceeds received of approximately $.16 per share to the warrants. A corresponding discount of $27,334 was recorded for the convertible debentures. We transferred 100,000 shares of its treasury stock for reduction of debt valued at $5,810 and for services of $14,190, or approximately $.20 per share. We issued 1,000,000 shares of common stock in exchange for $100,000 of advance from related parties, valued at approximately $.10 per share. We issued 250,000 warrants in exchange for $50,000 of advance from related parties, valued at approximately $.20 per share.

_________________________________________________________________________________________

During the period ended December 31, 2005, an officer of the Company forgave accrued payroll totaling $60,000.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At December 31, 2005 we had negative cash on hand, a bank overdraft of $2,628 and a negative working capital position of approximately $534,922, of which $106,892 was shareholder loans and $141,000 is unpaid compensation due to employees.

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

Product research and development

We entered into a contract for our Elearning curriculum software and product software development in May 2004 with ISACSOFT a publicly traded Canadian company.

We estimate the total amount of cash needed for the elearning and software development to be $2.0 million over the next two years.

Our FACEPRINT is software under development allows for the creation of billions of combinations of facial images of men and women of any race and age group. FACEPRINT utilizes our internally developed morphological coding algorithm, EDNA (a digital imprint of the face) for rapid transmission and/or information sharing. We intend to start selling FACEPRINT in the next twelve months. However, we have experienced delays with development of FACEPRINT in the past.

Our EZ Match software addresses identity verification and authentication for security purpose (passports, drivers license) using the FACEPRINT technology. EZMatch is search engine software that will capture a digitized facial image, generate an EDNA code, and then compare the images against a database or any other available image. Management believes that it will be relevant to identity verification and making possible matches with suspect composite pictures (for example, Most Wanted or Suspected Terrorist lists). We intend to start selling EZ Match in the next twelve months.

We are developing a series of online courses for law enforcement and security professionals. Our courses will be developed by certified police instructors and wellknown criminologists in the industry. ELearning is an online training program that believe will create value to our products and other products, if any, that we to distribute in the future. Our goal is to have our courses available online in the next six months and continually add and update the classes monthly.

_________________________________________________________________________________________

Risk Factors and Cautionary Statements

Our future operating results are subject to many factors, including:

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

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2005.

_________________________________________________________________________________________

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACE PRINT GLOBAL SOLUTIONS, INC.

Dated:  February 20, 2006

By: /s/ Pierre Cote

Pierre Cote, Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)

_________________________________________________________________________________________