Form 10KSB/A
period 2005-03-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2006-04-28
CIK 1263764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A2

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

The Form 10-KSB of FacePrint Global Solutions, Inc. (“FacePrint” or the “Company”) for the fiscal year ended March 31, 2005 is hereby amended to include an updated certification, attached hereto as Exhibit 31.1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACE PRINT GLOBAL SOLUTIONS, INC.

Dated:  April 27, 2006

By: /s/ Pierre Cote

Pierre Cote, Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)