Form 10QSB/A
period 2005-09-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2006-04-28
CIK 1263764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A2

x	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

__	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

333-109763

(Commission File No.)

FACE PRINT GLOBAL SOLUTIONS, INC.

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

The Form 10-QSB of FacePrint Global Solutions, Inc. (“FacePrint” or the “Company”) for the period ended September 30, 2005 is hereby amended to include an updated certification, attached hereto as Exhibit 31.1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACE PRINT GLOBAL SOLUTIONS, INC.

Dated:  April 27, 2006

By: /s/ Pierre Cote

Pierre Cote, Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)