Form 10KSB
period 2006-03-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2006-07-14
CIK 1263764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2006

Commission file number 333-109763

FACE PRINT GLOBAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	7372	33-0619256
(State or Jurisdiction of incorporation or organization)	Primary SIC Code	(IRS Employer Identification No.)

1111 E. Herndon Ave., Suite 115, Fresno, California 93720
(Address of principle executive office)

(559) 436-1060
(Registrant's telephone number)

Securities to be registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered: None

Securities to be registered pursuant to Section 12(g) of the Act: Common Stock, Par Value: none

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. ☒Yes ☐No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant's revenue for its most recent fiscal year: $253.

The aggregate market value of voting stock held by non-affiliates of the registrant was $3,435,120 (35,052,247 shares at $0.098 per share) as of July 13, 2006.

The number of shares of Common Stock outstanding as of July 6, 2006 was 77,379,611.

Transitional Small Business Disclosure Format: ☐ Yes  ☒ No

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

Item 1. Description Of Business

Background

Face Print Global Solutions, Inc. was originally formed on January 30, 2003 as a California corporation called FGS Global Solutions, Inc. On March 17, 2003, Face Print Global Solutions, Inc. ("FGS", "we", or "our") formerly known as Dostuk Holdings, Inc., a Wyoming corporation formed in November 1999 solely to seek for and make an acquisition, entered into an acquisition agreement whereby it acquired on March 31, 2003, all of the common stock of FGS Global Solutions, Inc., the original California corporation. The acquisition was effected as a tax free share exchange, with the shareholders of FGS Global Solutions, Inc. (California) receiving 24,070,000 new shares of common stock and the existing shareholders of the Wyoming parent retaining all of their 9,000,000 shares of common stock. The California corporation is a wholly-owned subsidiary and all operations are conducted by the California subsidiary. The Wyoming corporation, which has no operations or separate identity, subsequently changed its name from Dostuk Holdings, Inc. to Face Print Global Solutions, Inc. Unless we state otherwise, all references to FGS, "we", or "our" refer to the combined entity of the Wyoming parent, and the acquired California entity. In June of 2005, we acquired Apometrix Technologies, Inc. ("Apometrix")

FGS is a software-development company engaged in facial recognition and facial imagery. Our mission is to become a world leader in the field of biometrics and developing high accuracy products in facial recognition technology. We address the critical needs in facial recognition related to identity verification in crime-prevention and worldwide efforts against terrorism.

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

EZ-Face is a composite-picture software currently under development. The first commercial release is due in the third quarter. This software will allow for the creation of endless combinations of 3D photo-like faces of either sex and of any race.  It will enable the creation and re-creation of billions of human faces.  This advanced technology is an extraordinary tool for agencies with responsibilities in the public safety and security fields.  The product will use the unique morphological coding system, known as E-DNA, for rapid transmission and/or information sharing. Each face and/or composite picture will generate a unique E-DNA code for search-and-match applications, thanks to a system known as EZ-Match. It will set a new industry standard for law enforcement, airport, private and homeland security.

Incredibly user-friendly, EZ-Face will allow even those with limited computer skills to become fully comfortable in little time.  For those who are not experienced in using these types of software, an e-learning course will be available online, and will be offered in a special premium package with the purchase of all biometric applications. Through E-DNA, all users will be automatically connected to an efficient trouble-free information network, allowing them to exchange critical information at record speeds and avoid lengthy, costly configuration and maintenance procedures.

EZ-Match technology addresses identity verification and authentication for security purposes at border controls (passports, driver’s licenses, debit cards and credit cards) using the EZ-Face technology, which acts as a “fingerprint” for a face.  This product is expected to have a major impact, not only on identity verification, but also for matching searches designed to find suspects from composite pictures with suspect composite pictures (“Most Wanted” and/or “Suspected Terrorist” lists, mug shot databases, and similar uses).  EZ-Match development will begin in the third quarter of 2006 and a commercial version should be available by the third quarter of 2007.

The EZ-Match product will include a built-in search engine to enable a user to search, compare and match E-DNA codes of facial images with a very high accuracy.  Using EZ-Match, a security agent, customs official or police officer will be able to compare the E-DNA to similar pictures in a database in order to determine a suspect’s identity.  The EZ-Match algorithm will allow the user to search through one facial feature, or a combination of facial features, both in the security field and as a web search tool.

Law enforcement and private security training is now usually done via video and/or seminars.  Furthermore, training is typically provided on a fixed schedule, often interfering with duty schedules and resulting in costly overtime, travel, and meal expenses for fixed budget departments.

FacePrint is developing a series of online courses for law enforcement and security on a worldwide basis that will bring a new revenue stream to FacePrint. Our e-learning division has taken a very aggressive approach to this training.

Distribution, Marketing and Website

Face Print’s marketing strategy targets the public safety and security markets. These markets include: law enforcement and homeland security, military access control, immigration and border controls, correctional departments, government agencies (DMV, DOJ), casinos and financial institutions.

Value-added services. Face Print’s plan includes providing customers with added value services.  Within this framework, Face Print will be among the first companies in biometrics offering online courses with the Company’s e-learning division to ensure private security and law enforcement personnel to receive adequate training in identification and verification, and in the use of new technologies.

Distribution. Face Print will distribute its products and services both directly, through strategic alliances, and through resellers, in order to maximize penetration into the target market. The majority of the Company’s orders will be generated by in-house senior sales representatives (government agencies and lobbying) and by Face Print’s channel of strategic partners.

Marketing communications. Face Print’s marketing communications program will position the Company’s products as the industry standard in identity verification and crime prevention, as well as the best in quality control, efficiency, pricing, and customer service, while emphasizing that every organization should want to help make a difference in the fight against crime.

Marketing strategies. Face Print’s business plan focuses on the implementation of marketing strategies designed to establish a broad-market awareness of the Company’s products and services.  The management team is concentrating on building strong sales channels and developing a solid network of partners. The marketing strategy emphasizes marketing through public relations, print media, a television campaign and a print, TV and online advertising campaign.  Face Print’s sales goal demands establishing rapid product awareness and high-level visibility.

A multiple channel distribution system will augment Face Print’s direct sales program.  Distribution and sales programs are the main elements of Face Print’s marketing strategy, which differs from one targeted market to the other.  Distribution channels will differ from one market to the next.  The Company will therefore implement appropriate approaches for each of its target markets.

A complete solution. Together with its partners, Face Print offers specialized biometric services from the planning stage of a project to implementation and after-sales service and support - turnkey solutions for the Company’s worldwide customers. Forging strong bonds with business partners generates a feeling of trustworthiness and accountability among Face Print’s potential customers, even when it comes to new technologies

Competition

There are a number of facial recognition and composite software developers. However, their products are based on a set of biometric algorithms that were developed in the late 1980's and 1990's. Our products will be based on new biometric algorithms we have developed. The software industry is intensely competitive and subject to rapid technological change.

There are several major competitors in the facial manipulation and recognition software market:  Compu-Sketch, Facette - Face Design Systems, FacePro-Faurot, Suspect ID- Imageware, Identikit.net - Smith and Wesson, EFIT- Aspley Ltd., and FACES-IQ.  Compu-Sketch and Facette are very large, well-funded and recognized within the industry.  They have achieved excellent success with their products, and have established themselves within the market.  They may now face increasing competition from lower-priced vendors and improving software products.  FacePro is a 70-year old company with a wide range of forensics products, but they are not, as yet, directly competitive although they could easily launch a new product or acquire one of the competitive vendors.  Suspect ID is a publicly traded, very well known company with strong partnerships already in place. They are finding increased demand for the identification systems and they have over 100 employees engaged in their business.  Identikit.net, by Smith and Wesson, which is a publicly traded company well known in the law enforcement arena (2,000+ customers), is a relatively new product for this company, which has not, as yet, gained wide acceptance or traction.  EFIT is based in the United Kingdom and, although well regarded in its territory, is not a significant threat in the United States.  FACES-IQ is limited to one product for law enforcement and needs some upgrading to be directly competitive with FacePrint’s products, however, they already have over 4,000 customers and represent the market standard for this type of product.

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

Trademarks and Intellectual Property

We regard our technology, trademarks, trade dress, trade secrets, copyrights and similar intellectual property, and future potential patent applications and service marks as critical to our success, and will rely on a combination of patent law, trademark law, trade secret protection, copyrights law and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. EZ-Match will be copyrighted when it is developed. Currently, we are utilizing no trademarks of our own. We intend to trademark EZ-Face, EZ-Match and E-DNA in the United States and Canada. We have not filed for trademark protection but we intend to by December 31, 2006. We are currently relying on common law trademark protection and we have no trademark protection except that provided by common law. We have no patent rights, service marks or patent applications.

Need for Governmental Approval

FGS does not believe that any governmental approvals are required to sell its products or services.

Product Research and Development

E-DNA, which stands for Electronic DNA, is a segmented biometric alphanumeric codification that represents a digital imprint of a face and of any biometric feature used in a program or on a smart card (such as fingerprint and voice recognition). Each segment represents a unique biometric feature such as nose, scar, hair and/or a fingerprint and even voice recognition. The E-DNA solution is a simple, mathematical and strong representation of any biometrics feature applications. It brings a new standard in biometrics.  This is unique in the field, as biometric data is transformed into a symbol. This solution allows for rapid transmission of information, search-and-match for authentication, validation and identification.  Most of the products on the market can only process one step at the time, with limited data. E-DNA overcomes these problems of managing huge amounts of data.

With this algorithm, it will be possible to have a standardized encoding system on all identity cards, papers, credit cards or other identification.  All identification cards and papers will utilize encryption that makes it impossible for any to slip through the system. This is because we are dealing with a segmented E-DNA, which is a unique encrypted code of 216 to the 64th power. Thus, the new E-DNA Bioprint Coding System will have the capacity of generating millions and millions of different faces that will be simply transformed into a digit number to be inserted on a SmartChip / SmartCard and/or software. FGS will soon be able to put a number on all existing faces.  In the field of biometry, this will be a major breakthrough.  As unique as fingerprints or DNA, it opens the path to the development of many other applications.

With the use of E-DNA, the first product generation coming up will be:  EZ-Face and EZ-Match.  These two products will be sold as a full package or separately, depending on the market segments addressed.

FGS has licensed FaceGen™ technology to help generate a 3-D version of EZ-Face.  The use of FaceGen™ technology enables FGS’s development team to focus on the E-DNA morphological coding system.

EZ-Match is search-engine software that will capture a digitized facial image, generate an E-DNA code, and then compare the images against a database or any other available image.

Employees

At March 31, 2006, we had three full time employees. Upon receipt of funding, we plan to hire two person in marketing, three person in administration and a new Chief Financial Officer. We believe our employee relations are good. None of our employees is represented by a collective bargaining unit.

Item 2. Description Of Property

Our principal executive office is located at 1111 E. Herndon, Suite 115, Fresno, California 93720. The office is on the first floor of a 90,000 sq. ft., 3 story, "Class A", Atrium style building. We lease approximately 1,792 square feet of office space pursuant to a three year lease expiring on November 30, 2007. The monthly rent is $2,853. The future minimum lease payments are as follows:

Fiscal Years Ended March 31:

2007	34,521

2008	23,280

2009	—

Total	$57,801

The property is in good condition, well maintained and adequate for the Company's current and immediately foreseeable operating needs. FGS does not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

From time to time, the Company may be involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on the Company’s results of operations or financial condition.

In June of 2005, former employee Nick Cornacchia filed an action against FGS in the Superior Court of California for the County of Fresno, Case No. 05CECG01344. The nature of the case is breach of contract. Mr. Cornacchia is seeking damages for unpaid wages of approximately $8,000, and additional general and special damages in excess of $100,000. FGS has counter-sued, also arguing breach of contract. Trial for this matter commences on August 14, 2006.We cannot determine at this time either the likelihood of success of the suit, or the likely amount of damages.

In December 30, 2005, the Company filed an action against Wallstreet Inside Reporter in the Superior Court of California for the County of Fresno, Case No. 05CECG04038. The natuer of the case is for rescission of contract for failure to perform obligations under such contract. The Company is seeking the return of 1,250,000 shares of the Company’s Common Stock. No trial date has been set yet in this matter. We cannot determine at this time either the likelihood of success of the suit.

The Company is also involved in other litigation or arbitrations as a result of its normal business operations but believes the resolutions for these additional matters would not have a material impace on the financial condition of the Company.

PART II

Item 4. Submission Of Matters To A Vote Of Security Holders

We have not submitted any matters to a vote of security holders during the period upon which we are reporting.

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters.

(a) Equity and Related Stockholder Matters

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol “FCPG”. The common stock is reported on the OTC Electronic Bulletin Board. The following table sets forth the range of reported closing bid prices of our common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in our common stock has generally been limited and sporadic, and should not be deemed to constitute an “established trading market”.

	High		Low
Calendar Year Ended December 31, 2003:
First Quarter	$		$
Second Quarter	$		$
Third Quarter	$		$
Fourth Quarter	$		$
Calendar Year Ended December 31, 2004:
First Quarter	$		$
Second Quarter	$		$
Third Quarter	$		$
Fourth Quarter (Initial Month of Trading)		$0.40		$0.00
Calendar Year Ending December 31, 2005:
First Quarter		$0.29		$0.11
Second Quarter		$0.30		$0.11
Third Quarter		$0.27		$0.10
Fourth Quarter		$0.44		$0.10
C Calendar Year Ending December 31, 2006:
First Quarter		$0.185		0.09
Second Quarter		$0.12		0.07

Approximate Number of Equity Security Holders

The number of record holders of our common stock as of July 6, 2006 was approximately 194. The transfer agent for our common stock is Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, and its telephone number is (801) 355-5740.

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

(b) Recent Sales of Unregistered Securities

We issued the following unregistered securities during the three-year period ended March 31, 2006:

(1) The Company issued 24,070,000 newly issued shares on March 31, 2003 in exchange for the 24,070,000 shares of FacePrint Global Solutions, Inc., a California corporation, to 21 individuals, comprising all of the shareholders of the California corporation. Such individuals had received their 24,070,000 shares in FacePrint, a California corporation, on its incorporation in January 2003, and exchanged shares on a one-for-one basis.

No underwriter was involved. The transaction by the Company and also the issuance of the founding shares of FacePrint (California) is exempt under section 4(2) of the Securities Act of 1933 as one not involving any public solicitation or public offering. All of the 21 purchasers of Company shares were already shareholders in a closely held corporation, and eight of the 21 shareholders were directors and officers or their spouses. All of the purchasers were required to sign letters regarding their investment qualifications.

(2) From September 2003 to October 4, 2003, FacePrint sold 503,000 Units at $.25 per Unit. Each Unit consisted of one share of common stock and a warrant to purchase one share at $.50 per share. The 503,000 Units were sold to 11 accredited investors resident in the United States. The exemption relied upon in the sales to the accredited investors was Section 4(6) of the Securities Act. All purchasers were required to sign subscription agreements regarding their status as accredited investors, as appropriate. Since all the U.S. purchasers were personal business associates of the officers and directors, no advertising or public solicitation was used by the issuer in connection with the offering. No underwriter was involved and no commissions were paid.

(3) From September 2003 to December 8, 2003, FacePrint sold 78,000 Units at $.25 per Unit to four Canadian residents, in reliance upon the exemption of Regulation S as offers and sales not involving any U.S. jurisdictional nexus. All purchasers were required to sign subscription agreements regarding their status as non-U.S. persons. No advertising was used by the issuer in connection with the offering. No underwriter was involved and no commissions were paid.

(4) During the fiscal year ended March 31, 2004, we issued 931,000 shares of stock to 21 purchasers in exchange for cash of $232,750. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(5) On May 17, 2004, we sold 40,000 shares of common stock to a private investor for $10,000, at a purchase price of $0.25 per share. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale. We believe the investor to be accredited because we received written confirmation from the investor in a subscription agreement and we have no reason to doubt the validity of the subscription documents.

(6) On May 17, 2004, we issued 1,250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. The services were valued at $312,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(7) On May 17, 2004, we issued 500,000 shares of common stock to Seth Horn in connection with his employment agreement as compensation for his services as CFO. The services were valued at $125,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(8) On May 17, 2004, we issued 500,000 shares of common stock to Wayne Quick in connection with his employment agreement as compensation for his services as Board member and employee. The services were valued at $125,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(9) On May 17, 2004, we issued 150,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee to FGS. The services were valued at $37,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(10) On May 17, 2004, we issued 75,000 shares of common stock to Daniel Simmons in connection with his employment agreement as compensation for his services as employee to FGS. The services were valued at $18,750 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(11) On August 25, 2004, we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. The services were valued at $62,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(12) On August 25, 2004, we issued 500,000 shares of common stock to Nick Cornacchia in connection with his employment agreement as compensation for his services as an employee. The services were valued at $125,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(13) On August 25, 2004, we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as an employee. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(14) On August 25, 2004, we issued 35,000 shares of common stock to Sylvie Traub in connection with her employment agreement as compensation for her services as an employee. The services were valued at $8,750 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(15) On August 25, 2004, we issued 10,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as a Director. The services were valued at $2,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(16) On August 25, 2004, we issued 10,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as an employee. The services were valued at $2,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(17) On August 25, 2004, we issued 8,000 shares of common stock to Chris Smith as compensation for services rendered as a graphic artist in regards to the design of the Company’s playing cards with the faces of America's most wanted criminals. There was no consulting agreement involved, just an invoice for the work done. The services were valued at $2,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(18) On September 30, 2004, we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Chairman and CEO. The services were valued at $62,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(19) On September 30, 2004, we issued 30,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as a Director. The services were valued at $7,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(20) On September 30, 2004, we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(21) On September 30, 2004, we issued 30,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. The services were valued at $7,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(22) On October 7, 2004, we sold 55,000 shares of common stock to a private investor for $13,750, a purchase price of $0.25 per share. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale. We believe the investor to be accredited because we received written confirmation from the investor in our subscription agreement and we have no reason to doubt the validity of the subscription documents.

(23) On November 22, 2004, we sold 60,000 shares of common stock to a private investor for $15,000, a purchase price of $0.25 per share. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale. We believe the investor to be accredited because we received written confirmation from the investor in our subscription agreement and we have no reason to doubt the validity of the subscription documents.

(24) On December 1, 2004, we issued 200,000 shares of common stock to Jean-Guy Boisjoli as compensation for consulting services rendered for the evaluation of a projected acquisition and as an investment of $12,750. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(25) On December 1, 2004, we issued 50,000 shares of common stock to Gilles Gauthier in connection with an investment. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(26) On December 31, 2004, we sold 1,297,364 shares of common stock to Pierre Cote in exchange for the retirement of $648,682 in loans to the Company. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(27) On December 31, 2004, we sold 40,000 shares of common stock to Sylvie Traub in exchange for the retirement of $20,000 in loans to the Company. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale. We believe the investor to be accredited because we received written confirmation from the investor in our subscription agreement and we have no reason to doubt the validity of the subscription documents.

(28) On December 31, 2004, we sold 50,000 shares of common stock to Piyada Cote in exchange for the retirement of $25,000 in loans to the Company. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(29) On January 6, 2005, we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Chairman and CEO. The services were valued at $62,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(30) On January 6, 2005, we issued 55,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as a Director. The services were valued at $13,750 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(31) On January 6, 2005, we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(32) On January 6, 2005, we issued 30,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. The services were valued at $7,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(33) On January 6, 2005, we issued 200,000 shares of common stock to Gestion Academac, Inc. in compensation for services rendered as a consultant in 2004. Gestion Academac worked on a business plan, a marketing plan, a competitive analysis and prepared FacePrint and EZ-Match specifications and budget. The services were valued at $50,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(34) On January 6, 2005, we issued 200,000 shares of common stock to Jean Lajoie in connection with his employment agreement as compensation for his services as CFO. The services were valued at $50,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. Those shares were returned to the treasury of the Company.

(35) On March 16, 2005, we issued 50,000 shares of common stock to Coffin Partners in connection with its consulting agreement. Coffin Partners prepared a public relations plan for the Company and advised the management on investor relations. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(36) On March 16, 2005, we issued 50,000 shares of common stock to Frederic Serre in connection with his consulting agreement. Mr. Serre worked as VP of Communications for the Company and wrote press releases and communication documents. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(37) On March 16, 2005, we issued 1,400,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Chairman and CEO. The services were valued at $350,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(38) On March 16, 2005, we issued 500,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. The services were valued at $125,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(39) On March 16, 2005, we issued 100,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. The services were valued at $25,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(40) On March 31, 2005, we sold 50,000 shares of common stock to Daniel Traub in exchange for the retirement of $25,000 in loans to the Company. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(41) On April 21, 2005, we issued 9,105,000 shares of common stock to Pierre Cote, Kayla Keophounsouk, Lyne Aquin, Frederic Serre and Coffin Partners, LLC in connection with their employment agreement as compensation for their services as employee and consultant. The services were valued at $2,276,250 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(42) On April 28, 2005, we issued 4,050,000 shares of common stock to Pierre Cote, Kayla Keophounsouk, Lyne Aquin, in connection with their employment agreement as compensation for their services as employee. The services were valued at $1,012,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(43) On May 23, 2005, we issued 250,000 shares of common stock to Kayla Keophounsouk and Lyne Aquin, in connection with their employment agreement as compensation for their services as employee; and 500,000 shares of common stock to Piyada Cote as compensation for services rendered as a web specialist in regards to the design of the Company’s web site. The services were valued at $187,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(44) On July 11, 2005, we issued 810,000 shares of common stock to Pierre Cote, Kayla Keophounsouk, Lyne Aquin, and Frederic Serre, in connection with their employment agreement as compensation for their services as employee and consultant. The services were valued at $202,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(45) On August 22, 2005, we issued 500,000 shares of common stock to Jean Houle, in connection with exchange for services as a Director. The services were valued at $125,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(46) On August 26, 2005, we issued 1,000,000 shares of common stock to Wall Streets Inside Reporter Inc., controlled by Michael Elliott, in connection to his contract to provide investor relations. The services were valued at $250,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(47) On September 9, 2005, we issued 2,700,000 shares of common stock to Starcy Sayaseng, Lyne Aquin, and Sylvie Traub in connection with their employment agreement as compensation for their services as employee and consultant. The services were valued at $50,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(48) During the six months ended September 30, 2005, in connection with the issuance of $325,000 in convertible debentures, we issued 162,500 warrants to a single purchaser to purchase common stock and allocated proceeds received of approximately $.18 per share to the warrants.  A corresponding discount was recorded for the convertible debentures. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(49) On October 10, 2005, we issued 7,750,000 shares of common stock to Gestion Academac, Inc. upon exercise of warrants for $7,750, or approximately, $.001 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(50) On October 17, 2005, we issued 405,000 shares of common stock to Pierre Cote, Kayla Keophounsouk, Lyne Aquin and Frederic Serre, in connection with their employment agreement as compensation for their services as employee and consultant. The services were valued at $101,250 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(51) On November 3, 2005, we issued 1,375,000 shares of common stock to Martin Longpre, Renaud Nadeau, Mario Carriere, upon exercise of warrants for $1375, or approximately, $.001 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(52) On November 9, 2005, we issued 384,615 shares of common stock to Stephen E. Saltzstein, in connection to the securities purchase agreement to purchase common stock for $50,000, or approximately $.13 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(53) On November 15, 2005, we issued 153,847 shares of common stock to Charles Allen, in connection to the securities purchase agreement to purchase common stock for $20,000, or approximately, $.13 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(54) In December 2005, in connection with the issuance of $30,000 in securities purchase agreement, we issued 300,000 shares of common stock, of approximately $.10 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(55) In January 2006, in connection with the issuance of $100,000 in convertible debentures, we issued 1,000,000 warrants to a single purchaser to purchase common stock and allocated proceeds received of approximately $.10 per share to the warrants. A corresponding discount was recorded for the convertible debentures. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933

(56) On January 10, 2006, we issued 405,000 shares of common stock to Pierre Cote, Kayla Keophounsouk, Lyne Aquin and Frederic Serre, in connection with their employment agreement as compensation for their services as employee and consultant. The services were valued at $101,250 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933

(57) On February 22, 2006, we issued 1,187,500 shares of its common stock to Cornell Capital Partners, L.P. (“Cornell”) as a commitment fee in connection with the execution of a Standby Equity Distribution Agreement (the “Agreement”) with Cornell. We also issued 62,500 shares of its common stock to Newbridge Securities Corp.., which acted as placement agent in connection with the Agreement, and paid a $20,000 structuring fee to Yorkville Advisors, LLC, the investment manager for Cornell. We relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder, because the shares of the Registrant’s common stock were issued to sophisticated entities in a private transaction.

(58) In February 2006, we signed a consulting agreement with Sussex Avenue Partners, LLC for consulting services.  The agreement calls for us to issue 300,000 shares of restricted common stock. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(59) On May 1, 2006, we issued 440,000 shares of common stock, valued at $0.10 per share to Core Consulting Group in connection with his consultant agreement as compensation for his services for investor relations. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(60) On May 1, 2006, we issued 150,000 shares of common stock, valued at $0.25 per share to Lyne Aquin in connection with her mutual release. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(61) On May 1, 2006, we issued 10,000 shares of common stock, valued at $0.25 per share to Lois Gibson in connection with her agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(62) On May 1, 2006, we issued 10,000 shares of common stock, valued at $0.25 per share to Stanley Friedman in connection with his agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(63) On May 1, 2006, we issued 10,000 shares of common stock, valued at $0.25 per share to Michael Streed in connection with his agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(64) On May 1, 2006, we issued 500,000 shares of common stock, valued at $0.10 in connection to an Attorney-Client Fee Agreement as compensation for legal services. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(65) On June 6, 2006, we issued 5,000 shares of common stock, valued at $0.25 per share to Lois Gibson in connection with her agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(66) On June 6, 2006, we issued 5,000 shares of common stock, valued at $0.25 per share to Stanley Friedman in connection with his agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(67) On June 6, 2006, we issued 5,000 shares of common stock, valued at $0.25 per share to Michael Streed in connection with his agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(68) On June 6, 2006, we issue 20,000 shares of common stock, valued at $0.25 per share to Harvey Wallace in connection with his agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(69) On June 6, 2006, we issue 200,000 shares of common stock, valued at $0.10 per share to John R. Magill in connection with his Business Consulting Agreement as compensation for providing marketing and sales services for the period of 2 month. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(70) On June 6, 2006, we issue 25,000 shares of common stock, valued at $0.25 per share to Manivone Xayavong in connection with her employment letter as compensation for services. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(71) On June 6, 2006, we issued 75,000 shares of common stock, valued at $0.25 per share to Frederic Serre in connection with his mutual release. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

We believe that each transaction where securities were issued to consultants in the twelve month period ended March 31, 2006 did not require registration under the Securities Act of 1933, because they did not involve any public offering and were therefore exempt transactions pursuant to Section 4(2) of the Securities Act of 1933. Our basis for this is the fact that the securities were offered and sold to a limited number of persons, in a limited number of offers, with a limited number of shares offered. In addition, as our consultants and employees, our management believes that each of the service providers were sophisticated and able to fend for themselves and obtain the information they needed to make the decision to accept stock in lieu of cash. This is based on the fact that the service providers had access to our officers and operations and were in a position that enabled them to command access to information that would otherwise be contained in a registration statement. An appropriate legend was placed on the common stock issued to each shareholder.

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

Item 6. Management Discussion And Analysis Or Plan Of Operation

Results of Operations - Fiscal years Ended March 31, 2006 and March 31, 2005

Sales. Total sales were $253 in fiscal 2006 compared to $13,412 in fiscal 2005, a decrease of $12,805, or 98%. The decrease in sales was attributable to the fact that since the license with Fox television had expired, the Company stopped selling America's Most Wanted playing cards in the first quarter of fiscal 2005.

Cost of Goods Sold. Cost of goods sold was $0 in fiscal 2006, compared to cost of goods sold of $11,856 in fiscal 2005, which represented 88,4% of sales. The decrease in cost of goods sold in 2006, and the increase in cost of goods sold as a percentage of sales, is primarily due to termination of sales of the America's Most Wanted playing cards in the first quarter of fiscal 2005.

Operating Costs. Operating costs were $9,390,380 in fiscal 2006, compared to $6,886,010 in fiscal 2005, a 36% increase. This increase is directly attributable to increases in our payroll and increases in expenditures to outside consultants.

Operating (Loss)/Profit. Operating loss for fiscal 2006 was ($9,390,127) compared to operating loss of ($6,884,454) in fiscal 2005, an increase of 36%. The increase in operating loss is attributable to increased payroll expenses and increased payments to consultants.

Other Income (Expense). Other income and (expense) was ($47,665) in fiscal 2006 compared to ($128,092) in fiscal 2005. The decrease is due to decreased interest expense.

Net (Loss)/Earnings. We reported a net loss of ($9,504,635) for fiscal 2006 compared to a net loss of ($7,012,546) for fiscal 2005. The increase in loss is attributable primarily to the factors outlined above that contributed to our increased operating costs.

For fiscal year 2006:

Our principal source of operating capital has been provided by private sales of our common stock and convertible notes, stockholder loans, and stock issued for services, as well as some revenues from our operations.

We issued 46,569,346 shares of common stock for services valued at $11,642,336, or approximately $.25 per share. We issued 5,625,000 warrants to purchase common stock for services valued at $1,361,761, or approximately $.24 per share. We also issued 1,075,555 warrants to purchase common stock for reduction of accrued debt valued at $143,000 and for services of $72,194, or approximately $.20 per share.

The significant increase in payroll and consultant related expenditures was the result of management identifying and contracting key personnel and outside consultants who posses certain intellectual knowledge and business experience necessary to accomplish our business plan.  At March 31, 2006, we had three full time employees and six part time consultants.

88% of the reported fiscal 2006 Operating Costs/Losses ($9,504,635) are attributed to compensations to employees ($4,033,600 - 44%) and consultants ($4,018,721 -44%). The following chart details warrants and shares issued as compensation to employees and consultants in accordance with their contracts, as well as the corresponding value of the compensation.

Employees	Shares	Warrants	Value
CEO	12,000,000		$3,000,000
Corporative Secretary	3,200,000		$800,000
Webmaster & Graphic Artist	500,000		$125,000
CFO	(200,000)	250,000	$17,500
Analyst/Programmer		310,000	$67,000
Project Manager		115,000	$24,100
Sub-total	15,500,000	675,000	$4,033,600
Consultants
Marketing	1,200,000		$300,000
COO	7,000,000	500,000	$1,847,500
Technology Manager		3,250,000	$858,750
Business Development	750,000	250,000	$236,250
Communications	150,000		$37,500
V.P. R&D		950,000	$205,000
Director	500,000		$125,000
Office Management	584,885		$146,221
IR	1,050,000		$262,500
Sub-total	11,234,885	4,950,000	$4,018,721
Total	26,734,885	5,625,000	$8,052,321

The key services provided were accounting, financial management, security filings, business development, high technology solutions management for government and industry, expertise in biometrics smartcard applications and technologies, software development, research and development, investors relations, marketing, wireless communications, identification, imaging, security and law enforcement.  We believe that the contracting with these new employees and consultants has strengthened our development and management team.

We had these employees and consultants signed three (3) years commitment to participate in the structuring and organization of our business operations and as such compensate them with the appropriate incentive.

In connection with the issuance of $335,750 in convertible debentures, we issued 167,875 warrants to purchase common stock and allocated proceeds received of approximately $.16 per share to the warrants. A corresponding discount of $27,334 was recorded for the convertible debentures.

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

During the period ended December 31, 2005, one of our officers forgave accrued payroll totaling $60,000. Due to the related party nature of the debt forgiveness, we recorded the forgiveness as a capital contribution.

For fiscal year 2005:

During fiscal year 2005, management and board decided to engage the Company into facial recognition and facial imagery, fields in which the management and directors have been very successful in the past. To achieve its goals, the management had to identify and contract key personnel and outside consultants who posses certain intellectual knowledge and business experience necessary to execute the business plan. The Company recruited 3 new employees (CFO, webmaster and graphic artist) and 5 new full-time consultants (Security filings, Sales & Support Manager, COO, Technology Manager and Business Development).

Our principal source of operating capital has been provided convertible notes, stockholder loans, and stock and warrants issued for services. We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the year ended March 31, 2005 the Company issued a total of 5,583,000 shares of common stock for services valued at $1,395,749. The Company also issued 14,500,000 warrants to purchase common stock for services rendered. The warrants were recorded at $4,347,100 or approximately $.30 per share. The Company issued 1,881,113 warrants to purchase common stock for reduction of accrued debt of $282,167 and for services of $108,540 or approximately $.21 per share.

The significant increase in payroll and consultant related expenditures was the result of management identifying and contracting key personnel and outside consultants who posses certain intellectual knowledge and business experience necessary to accomplish our business plan. 84% of Fiscal 2005 Operating Costs/Losses ($6,886,010) are attributed to compensations to employees ($3,095,000 - 45%), consultants ($2,650,750 -39%). The following chart details warrants and shares issued as compensation to employees and consultants in accordance with their contracts, as well as the corresponding audited value of the compensation.

Employees	Shares	Warrants	Value
CEO	2,400,000		$600,000
Corporative Secretary	800,000		$200,000
Webmaster	170,000		$42,500
Graphic Artist	75,000		$18,750
New CFO	200,000	7,250,000	$2,225,000
Marketing	35,000		$8,750
Sub-total	3,680,000	7,250,000	$3,095,000
Consultants
Security Filings	500,000		$125,000
Sales & Support Manager	500,000		$125,000
New COO		7,250,000	$2,175,000
Technology Manager	500,000		$125,000
Business Development	200,000		$50,000
Communications	50,000		$12,500
Director	95,000		$23,750
Graphic	8,000		$2,000
IR	50,000		$12,500
Sub-total	1,903,000	7,250,000	$2,650,750
Total	5,583,000	14,500,000	$5,745,750

The key services provided were accounting, financial management, security filings, business development, high technology solutions management for government and industry, expertise in wireless communications, identification, imaging, security and law enforcement. Management believes that the contracting with these new employees and consultants has strengthened our development and management team.

The Company had these employees and consultants signed three (3) years commitment to participate in the structuring and organization of the business operations of the Company and as such compensate them with the appropriate incentive.

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

Cash requirements, Liquidity and Capital Resources

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At March 31, 2006, we had negative cash on hand, a bank overdraft of $733 and a negative working capital position of approximately $1,344,929, of which $174,279 was in the form of shareholder loans and $69,000 is unpaid compensation due to employees.

We will require an additional $ 3 million in cash over the next twelve months to effect our business plan. We expect to obtain this cash from the proceeds of one or more private or public offerings. The following sets forth the approximately amounts needed for each category of expenses:

Software development	1,200,000
Marketing, advertising and promotion	1,000,000
General and administrative expenses	800,000
Total	$3,000,000

We do not have any agreements or understanding with respect to sources of capital. We have not identified any potential sources other than our $10 million Standby Equity Distribution Agreement with Cornell Capital Partners, LP which we currently cannot draw down from. It’s likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such time that the full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

Going Concern

 Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused our accumulated deficit of ($17,741,911) as of March 31, 2006. We have incurred significant losses in the amount ($7,012,546) for the year ended March 31, 2005 and ($9,504,635) for the year ended March 31, 2006 and have a stockholders’ deficit ($1,995,784) as of March 31, 2006. Further, we have current liabilities in excess of current assets in the amount ($1,649,544) as of March 31, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In this regard, we are proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, and SFAS No. 156, “Accounting for the Servicing of Financial Assets,” were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Risk Factors and Cautionary Statements

Risks Relating to Our Early Stage of Development

FacePrint has  a limited operating history on which potential investors may evaluate the company’s operations and prospects for profitable operations. If we are unable to begin and sustain profitable operations, investors may lose their entire investment in us. We are in the early growth stage, and our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, locate and acquire various businesses which would be able to work together to strengthen their positions in the market. A substantial risk is involved in investing in us because, as an early growth stage company,

•	we have fewer resources than an established company;

•	our management may be more likely to make mistakes at such an early stage; and

•	We may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

These difficulties would be compounded in the event that we acquire a business with a heavy dependence on emerging and sometimes unproven technologies.  In addition, some of our significant potential revenue sources may involve ethically sensitive and controversial issues which could become the subject of legislation or regulations that could materially restrict our operations and, therefore, harm our financial condition, operating results and prospects for bringing our investors a return on their investment.

We have a history of operating losses, and we cannot assure you that we will achieve future revenues or operating profits. We have generated little revenue to date from our limited operations.  Historically, we have had net operating losses since our inception.  Our cumulative losses since inception are approximately ($18,000,000) as of March 31, 2006. Our net working capital deficit is approximately ($1,649,544) as of March 31, 2006. In the quarter ended March 31, 2006, we had revenues of $253. There can be no assurance that FacePrint will be able to develop and market its facial recognition and facial recognition related products, or its other products will achieve a significant level of sales or attain profitability.

Face Print may need to raise additional capital or debt financing to sustain operations. Unless Face Print can become profitable with the existing sources of funds Face Print has available or the Company’s operations generate sufficient cash flows to enable the Company to generate a profit on a sustained basis, Face Print will require additional capital to sustain operations and Face Print may need access to additional capital or additional debt financing to grow its operations. In addition, to the extent that Face Print has a working capital deficit and cannot offset the deficit from profitable sales, Face Print may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. Face Print cannot assure that financing, whether from external sources or related parties, will be available if needed or on favorable terms. Face Print’s potential inability to obtain adequate financing, if necessary, will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to the Company’s business and may result in a lower stock price and could cause Face Print to cease operations altogether.

Face Print’s existing and new products, services and technologies may never be profitable. The Company previously invested resources in the development of EZ-FACE and its suite of products, which should have a broad market application in the security sector. Additional funds are required to complete the development of the products. Our management has made the decision to invest a major portion of the proceeds from the Equity Distribution Agreement in the development of the products. Substantial revenues from these products, services and technologies may not be achieved for a number of years, if at all. Moreover, these products and services may never be profitable.

Face Print needs to establish and maintain strategic and licensing relationships. Face Print’s success will depend in part upon its ability to establish and maintain strategic and licensing relationships with companies in its markets as well as in related business fields. Face Print believes that these relationships are needed to allow Face Print access to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities by other companies are not within Face Print's control. There can be no assurance that Face Print will be able to maintain its existing relationships or enter into beneficial relationships in the future, that other parties will perform their obligations as expected or that Face Print's reliance on others will not result in unforeseen problems. There can be no assurance that Face Print's current and potential future strategic partners and licensees will not develop or pursue alternative technologies either on their own or in collaboration with others, including with Face Print's competitors. The failure of any of Face Print's current or future collaboration efforts could have a material adverse effect on Face Print's ability to sell existing products or to introduce new products or applications and therefore could have a material adverse effect on Face Print's business, financial condition and results of operations.

Risks Relating to FacePrint’s Common Stock

The sale or issuance of a substantial number of shares may adversely affect the market price for FacePrint common stock.  Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock.  We expect that we will likely issue a substantial number of shares of our capital stock in financing transactions under the Standby Equity Distribution Agreement we entered into with Cornell Capital Partners, LP, when effective, in order to fund our operations and the growth of our business.  We may also continue to pay for certain goods and services with equity, which would dilute your interest in the Company. Also, sales of the shares issued in this manner could negatively affect the market price of our stock.

Sales of our shares of common stock under the Standby Equity Distribution Agreement, when effective, could result in significant dilution to the existing shareholders. The issuance of shares of our common stock under the Standby Equity Distribution Agreement, when effective, will dilute our existing stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock.  As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw-down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

We do not intend to pay cash dividends on our common stock in the foreseeable future.  Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of the Board of Directors. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Furthermore, we may incur additional indebtedness that may severely restrict or prohibit the payment of dividends.

Sales of our stock under the Standby Equity Distribution Agreement, when effective, could encourage short sales by third parties which could contribute to the future decline of our stock price.  In many circumstances, the provisions of a Standby Equity Distribution Agreement have the potential to cause significant downward pressure on the price of our common stock. This is especially true if the shares being placed into the market exceed the market’s ability to buy the increased stock. Such an event could place further downward pressure on the price of our common stock. We may request numerous draw-downs pursuant to the terms of the Standby Equity Distribution Agreement. Even if we use the Standby Equity Distribution Agreement to invest in assets that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of stock, the price decline that would result from this activity in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for our common stock, the price will decline.

We may not be able to make a draw-down under the equity distribution agreement if Cornell Capital Partners holds more than 9.9% of our common stock. Pursuant to our agreement with Cornell Capital Partners, in the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to make a draw-down under the Standby Equity Distribution Agreement. A possibility exists that Cornell Capital Partners may own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to make a draw-down under the Standby Equity Distribution Agreement. In that event, if we are unable to obtain additional external funding, we could be forced to curtail or cease our operations.

Ours common stock may be affected by limited trading volume and may fluctuate significantly, which may affect the Company’s shareholders' ability to sell shares of their common stock.  Prior to the date of this prospectus, there has been a limited public market for Face Print’s common stock and there can be no assurance that a more active trading market for the Company’s common stock will develop. An absence of an active trading market could adversely affect Face Print’s shareholders' ability to sell the Company’s common stock in short time periods, or possibly at all. Face Print’s common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the Company’s common stock without regard to its operating performance. In addition, Face Print believes that factors such as quarterly fluctuations in its financial results and changes in the overall economy or the condition of the financial markets could cause the price of Face Print’s common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Face Print will have poor results in the future. Face Print cannot predict the actions of market participants and, therefore, can offer no assurances that the market for the Company’s stock will be stable or appreciate over time. The market factors may negatively impact on Face Print’s shareholders' ability to sell shares of the Company's common stock.

Our common stock is deemed to be "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.  Face Print’s common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. This classification may reduce the potential market for Face Print’s common stock by reducing the number of potential investors. This may make it more difficult for investors in Face Print’s common stock to sell shares to third parties or to otherwise dispose of them. This could cause Face Print’s stock price to decline. Penny stocks are stocks:

●	With a price of less than $5.00 per share;
●	That are not traded on a "recognized" national exchange;
●	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

●
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Cornell Capital Partners will pay less than the then-prevailing market price of Face Print’s common stock under the equity distribution agreement.    Cornell Capital Partners will retain 9% from each advance under the Equity Distribution Agreement. These discounted sales could cause the price of Face Print’s common stock to decline.

Cornell Capital Partners may sell Face Print’s shares of common stock prior to the date the stock is delivered to it.  Cornell Capital Partners is deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that Face Print delivers an advance notice to Cornell, which is prior to the date the stock is delivered to Cornell. Cornell may sell such shares any time after Face Print delivers an advance notice. Accordingly, Cornell may sell such shares during the pricing period. Such sales may cause Face Print’s stock price to decline.

Our insurance policies may be inadequate and potentially expose us to unrecoverable risks. We will have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.  Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

Risks Relating to Government Regulation

We may not be able to adequately protect against piracy of intellectual property in foreign jurisdictions. Considerable research in the areas similar to those of the Company is being performed in countries outside of the United States, and a number of our competitors are located in those countries.  The laws protecting intellectual property in some of those countries may not provide protection for our trade secrets and intellectual property adequate to prevent our competitors from misappropriating our trade secrets or intellectual property.  If our trade secrets or intellectual property are misappropriated in those countries, we may be without adequate remedies to address the issue.

Risks Relating to Competition

We may not be able to outperform our competitors in quality of software or service. There are a number of facial recognition and composite software developers. However, their products are based on a set of biometric algorithms that were developed in the late 1980's and 1990's. Our products will be based on new biometric algorithms we have developed. The software industry is intensely competitive and subject to rapid technological change.  There are several major competitors in the facial manipulation and recognition software market:  Compu-Sketch, Facette - Face Design Systems, FacePro-Faurot, Suspect ID- Imageware, Identikit.net - Smith and Wesson, EFIT- Aspley Ltd. and FACES-IQ.

General Risks Relating to Our Business

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.  Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan. Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified personnel for the research and development activities we conduct or sponsor. The loss of one or more certain key executive officers, or technical officers, would be significantly detrimental to us.  In addition, recruiting and retaining qualified personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

We have no product liability insurance, which may leave us vulnerable to future claims we will be unable to satisfy. The testing, manufacturing, marketing and sale of software and other products entail an inherent risk of product liability claims, and we cannot assure you that substantial product liability claims will not be asserted against us. We have no product liability insurance. If we are forced to spend significant funds on defending product liability actions, and if those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses.

We cannot assure you that adequate insurance coverage will be available in the future on acceptable terms, if at all, or that, if available, we will be able to maintain any such insurance at sufficient levels of coverage or that any such insurance will provide adequate protection against potential liabilities. Whether or not a product liability insurance policy is obtained or maintained in the future, any product liability claim could harm our business or financial condition.

We face risks related to compliance with corporate governance laws and financial reporting standards.  The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, required changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. There exist material weaknesses and deficiencies at this time in the Company’s internal controls.  These weaknesses and deficiencies could have a material adverse effect on our business and operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus, including the sections titled “Prospectus Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this prospectus other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “could,” “would,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•	our ability to hire and retain the employees necessary to staff our development programs;

•	our use of the net proceeds from the sale of common stock under the Standby Equity Distribution Agreement; and

•	our estimates of future performance.

Any or all of our forward-looking statements in this prospectus may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

Item 7. Financial Statements

FACE PRINT GLOBAL SOLUTIONS, INC.
AND SUBSIDIARY

CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2006

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE

—	Consolidated Balance Sheets,
	March 31, 2006	F - 4 – F - 5

—	Consolidated Statements of
Operations, for the years ended
	March 31, 2006 and 2005	F - 6 – F - 7

—	Consolidated Statements of
Stockholders’ Equity (Deficit), for the years ended
	March 31, 2006 and 2005	F - 8 – F - 9

—	Consolidated Statements of
Cash Flows, for the years ended March 31, 2006
	and 2005	F - 10 – F - 12

—	Notes to Consolidated
	Financial Statements	F - 13 – F - 28

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY
Fresno, California

We have audited the accompanying consolidated balance sheet of Face Print Global Solutions, Inc. and Subsidiary as of March 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Face Print Global Solutions, Inc. and Subsidiary as of March 31, 2006, and the results of their operations and their cash flows for the years ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

June 18, 2006
Salt Lake City, Utah

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2006

ASSETS

2006

CURRENT ASSETS:
Cash	$906
Accounts receivable	-

Total Current Assets	906

PROPERTY AND EQUIPMENT, net	8,040

Total Assets	$8,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$733
Accounts payable	153,167
Accrued expenses	1,184,185
Advance from related party	174,279
Accrued payroll	69,000
Accrued interest	69,086
Total Current Liabilities	1,650,450

CONVERTIBLE NOTES PAYABLE - related party
(net of discount of $16,470)	354,280
Total Liabilities	2,004,730

[Continued]

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

2006

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value, unlimited
number of shares authorized 75,654,711
shares issued and outstanding	9,025,014
Additional paid in capital	6,794,713
Retained earnings (deficit)	(17,741,911)

(1,922,184)

Less: Treasury stock	(44,850)
Less: Stock subscription receivable	(28,750)

Total Stockholders' Equity (Deficit)	(1,995,784)

$8,946

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31,

	2006	2005

REVENUE	$253	$13,412

COST OF GOODS SOLD	—	11,856
GROSS PROFIT (LOSS)	253	1,556

EXPENSES:
Selling	14,125	36,561
General and administrative	9,376,255	6,849,449

Total Expenses	9,390,380	6,886,010
LOSS BEFORE OTHER
INCOME (EXPENSE)	(9,390,127)	(6,884,454)

OTHER INCOME (EXPENSE):
Interest expense	(47,665)	(128,092)

LOSS BEFORE INCOME TAXES	(9,437,792)	(7,012,546)

CURRENT TAX EXPENSE	—	—

DEFERRED TAX EXPENSE	—	—

LOSS FROM CONTINUING OPERATIONS	(9,437,792)	(7,012,546)

[Continued]

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
[Continued]

	2006	2005

DISCONTINUED OPERATIONS:
Loss from operations of discontinued
business (net of $0 in income taxes)	(66,428)	—
Gain (loss) on disposal of discontinued
operations (net of $0 in income taxes)	(415)	—

LOSS FROM DISCONTINUED
OPERATIONS	(66,843)	—

NET LOSS	$(9,504,635)	$(7,012,546)

LOSS PER COMMON SHARE
Continuing operations	$(.13)	$(.18)
Operations of discontinued business	(.00)	—
Gain (loss) on disposal of discontinued
operations	(.00)	—

Net Loss Per Common Share	$(.13)	$(.18)

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31, 2006 and 2005

	Common Stock		Deficit Accumulated During the Development	Subscription	Treasury	Additional Paid In
	Shares	Amount	Stage	Receivable	Stock	Capital	Total

BALANCE, March 31, 2004	35,251,000	$671,724	$(1,224,730)	$—	$—	$114,387	$(438,619)

Cancellation of common stock valued at $.01 per share	(3,100,000)	—	—	—	—	—	—

Common Stock issued for cash valued at $.25 per share	40,000	5,085	—	—	—	4,915	10,000

Common Stock issued for debt valued at $.50 per share	1,437,364	718,682	—	—	—	—	718,682

Common Stock issued for services valued at $.25 per share	5,583,000	1,395,750	—	—	—	—	1,395,750

Common stock issued for subscription receivable valued
at $.25 per share	115,000	14,621	—	(28,750)	—	14,129	—

Warrants issued to CEO for debt and services valued	—	—	—	—	—	390,707	390,707
at $.21 per share

Warrants issued for services valued at $.30 per share	—	—	—	—	—	4,347,100	4,347,100

Warrants issued with debt valued at $.15 per share	—	—	—	—	—	81,014	81,014

Warrants issued for debt valued at $.25 per share	—	—	—	—	—	3,913	3,913

Net loss for the period ended March 31, 2005	—	—	(7,012,546)	—	—	—	(7,012,546)

BALANCE, March 31, 2005	39,326,364	$2,805,862	$(8,237,276)	$(28,750)	$—	$4,956,165	$(503,999)

Treasury stock purchases valued at $.10 per share	—	$—	$—	$—	$(41,100)	$—	$(41,100)

Treasury stock purchased valued at $.15 per share	—	—	—	—	(3,750)	—	(3,750)

Treasury stock purchased valued at $.20 per share	—	—	—	—	(20,000)	—	(20,000)

Treasury stock issued for services valued at $.20 per share	—	—	—	—	20,000	—	20,000

Cancellation of common stock valued at $.25 per share	(22,834,461)	(5,708,615)	—	—	—	—	(5,708,615)

Common stock issued for services valued at $.12 per share	200,000	24,000	—	—	—	—	24,000

Common stock issued for services valued at $.25 per share	46,569,346	11,642,336	—	—	—	—	11,642,336

Common stock issued for warrants exercised at
$.001 per share	9,815,000	9,815	—	—	—	—	9,815

Common stock issued for services valued at $.10 per share	1,000,000	100,000	—	—	—	—	100,000

Common stock and warrants issued for cash valued
at approximately $.10 per share of common stock and
$.16 per warrant	538,462	56,374	—	—	—	13,626	70,000

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31, 2006 and 2005

	Common Stock		Deficit Accumulated During the Development	Subscription	Treasury	Additional Paid In
	Shares	Amount	Stage	Receivable	Stock	Capital	Total

Common stock and warrants issued for cash valued
at approximately $.07 per share of common stock and
$.12 per warrant	300,000	$21,242	$—	$—	$—	$8,758	$30,000

Common stock issued for warrants valued at $.10 per share	740,000	74,000	—	—	—	—	74,000

Warrants issued with debt valued at $.18 per share	—	—	—	—	—	26,191	26,191

Warrants issued for services valued at $.20 per share	—	—	—	—	—	63,936	63,936

Warrants issued for services valued at $.27 per share	—	—	—	—	—	1,011,750	1,011,750

Warrants issued for services valued at $.12 per share	—	—	—	—	—	29,250	29,250

Warrants issued for debt and services valued
at $.21 per share	—	—	—	—	—	176,226	176,226

Warrants issued for debt valued at $.24 per share	—	—	—	—	—	1,063	1,063

Warrants issued for debt valued at $.20 per share	—	—	—	—	—	50,000	50,000

Warrants issued for services valued at $.14 per share	—	—	—	—	—	30,000	30,000

Warrants issued for services valued at $.215 per share	—	—	—	—	—	226,825	226,825

Warrants issued with debt valued at $.21 per share	—	—	—	—	—	80	80

Warrants issued for debt and services valued
At $.16 per share	—	—	—	—	—	38,968	38,968

Warrants issued for services valued at $.24 per share	—	—	—	—	—	31,200	31,200

Warrants issued for services valued at $.16 per share	—	—	—	—	—	20,800	20,800

Warrants issued for services valued at $.115 per share	—	—	—	—	—	35,075	35,075

Warrants issued for services valued at $.02 per share	—	—	—	—	—	14,800	14,800

Forgiveness for accrued payroll	—	—	—	—	—	60,000	60,000

Net loss for the period ending March 31, 2006	—	—	(9,504,635)	—	—	—	(9,504,635)

BALANCE, March 31, 2006	75,654,711	$9,025,014	$(17,741,911)	$(28,750)	$(44,850)	$6,794,713	$(1,995,784)

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,

	2006	2005
Cash Flows from Operating Activities:
Net loss	$(9,504,635)	$(7,012,546)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,295	5,905
Amortization of discount	14,287	81,504
Non-cash services for stock and warrants	7,513,551	5,851,389
Warrants issued in lieu of cash	—	282,167

Net changes to:
Accounts receivable	—	131
Inventory	—	48,292
Prepaid expenses	—	2,753
Accounts payable	182,481	29,593
Accrued expenses	970,309	212,803
Accrued payroll officers	114,000	(151,333)
Accrued interest	33,363	35,723

Net Cash (Used) by Operating Activities	(670,349)	(613,619)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,600)	(2,289)

Net Cash (Used) by Investing Activities	(3,600)	(2,289)

Cash Flows from Financing Activities:
Bank overdraft	(3,801)	4,534
Increase in advances from related party	224,066	531,136
Proceeds from issuance of common stock	183,690	10,000
Purchase of treasury stock	(64,850)	—
Proceeds from issuance of notes payable	335,750	60,000
Proceeds from issuance of treasury stock	—	—

Net Cash Provided by Financing Activities	674,855	605,670

Net Increase (Decrease) in Cash	906	(10,238)

Cash at Beginning of Period	—	10,238

Cash at End of Period	$906	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$14,403	$—
Income taxes	$—	$—
Note payable paid with issuance of stock	$—	$718,682

[Continued]

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended March 31, 2006:

The Company issued 46,569,346 shares of common stock for services valued at $11,642,336, or approximately $.25 per share.

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

The Company issued 200,000 shares of common stock for services valued at $24,000 or approximately $.12 per share.

The Company issued 130,000 warrants to purchase common stock for services valued at $31,200 or approximately $.24 per share.

The Company issued 130,000 warrants to purchase common stock for services valued at $20,800 or approximately $.16 per share.

The Company issued 305,000 warrants to purchase common stock for services valued at $35,075 or $.115 per share.

The Company issued 740,000 warrants in replacement of 388,000 warrants. The new warrants were valued at $14,800 or approximately $.02 per share.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities: (continued)

During the year ended March 31, 2005, the Company issued a total of 5,583,000 shares of common stock for services valued at $1,395,750.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of March 31, 2006, the Company has capitalized a total of $6,222 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the years ended March 31, 2006 and 2005.

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

Advertising Costs - Advertising costs are charged to operations when incurred. The Company expensed $14,125 and $36,500 in advertising costs during the years ended March 31, 2006 and 2005, respectively.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 6]. The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company has not issued any stock options or warrants under the plan.

Research and Development - The Company expenses research and development as incurred. For the years ended March 31, 2006 and 2005, respectively, the Company expensed $734 and $50,000 in research and development.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, and SFAS No. 156, “Accounting for the Servicing of Financial Assets,” were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements.

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

The following is a summary of the results of operations of the Company’s discontinued business:

	March 31, 2006	March 31, 2005

Revenue	$—	$—

Cost of goods sold	—	—

Expenses	66,428	—

Other income (expense)	—	—

Net (Loss)	$(66,428)	$—

(Loss) per Share	(.00)	—

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2006	March 31, 2005

Office furniture and equipment	$17,378	$13,778
Website	6,222	6,222

	23,600	20,000

Less: Accumulated depreciation	(15,560)	(9,265)

Net Property and Equipment	$8,040	$10,735

Depreciation expense for the years ended March 31, 2006 and 2005 was $6,295 and $5,905, respectively.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE NOTES PAYABLE

	March 31, 2006	March 31, 2005

The Company issued a $5,000 convertible note payable to Julie Kemp. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $199 and $465, respectively	$4,801	$4,535

The Company issued a $20,000 convertible note payable to Michel Carrier. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $797 and $1,861, respectively	19,203	18,139

The Company issued a $10,000 convertible note payable to Manon Pardis. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $470 and $1,098, respectively	9,530	8,902

The Company issued a $200,000 convertible note payable to Gestion Lamvic. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $8,730 and $0, respectively	191,270	—

The Company issued a $125,000 convertible note payable to 1451063 Ontario. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $5,456 and $0, respectively	119,544	—

The Company issued a $10,000 convertible note payable to Jean Houle. The note accrues interest at 10% per annum, is due September 2007 and is convertible into common stock at $.50 per share, net of discounts of $754 and $0, respectively	9,246	—

The Company issued a $750 convertible note payable to Dean Hash. The note accrues interest at 10% per annum, is due October 10, 2007 and is convertible into warrants at $.50 per share, net discounts of $64 and $0, respectively	686	—

	354,280	31,576
Less: current portion	—	—

Net Convertible Notes Payable	$354,280	$31,576

Amortization of discount for the years ended March 31, 2006 and 2005 was $16,470 and $3,424, respectively.

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

During the year ended March 31, 2006, the Company issued 46,569,346 shares of common stock for services valued at $11,642,336, or approximately $.25 per share.

During the year ended March 31, 2006, the Company issued 5,625,000 warrants to purchase common stock for services valued at $1,361,761, or approximately $.24 per warrant.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK [Continued]

During the year ended March 31, 2006, the Company issued 1,075,555 warrants to purchase common stock for accrued salary valued at $143,000. The warrants were valued at $215,194 and additional compensation of $72,194 was recorded, or approximately $.20 per share.

During the year ended March 31, 2006, the Company issued 167,875 warrants to purchase common stock in connection with the issuance of $335,750 in convertible debentures and allocated proceeds received of $27,334, or approximately $.16 per share to the warrants. A corresponding discount was recorded for the convertible debentures.

During the year ended March 31, 2006, the Company bought back a total of 536,000 shares of common stock valued at $64,850, or $.12 per share.

During the year ended March 31, 2006, the Company transferred 100,000 shares of its treasury stock for reduction of debt of $5,810 and for services valued at $14,190, or approximately $.20 per share.

During the year ended March 31, 2006, 3,250,000 warrants to purchase common stock were returned to the Company for cancellation.

During the year ended March 31, 2006, 9,815,000 shares of common stock were purchased with warrants for $9,815, or approximately $.001 per share.

During the year ended March 31, 2006, the Company issued 1,000,000 shares in exchange for $100,000 of advance from related parties, valued at approximately $.10 per share.

During the year ended March 31, 2006, the Company issued 250,000 warrants in exchange for $50,000 of advance from related parties, valued at approximately $.20 per share.

During the year ended March 31, 2006, 838,462 shares of common stock and 162,500 warrants were purchased for $100,000. The Company allocated proceeds of $77,616, or approximately $.09 per share of common stock. The Company allocated proceeds of $22,384 to the warrants, or approximately $0.14 per share.

During the year ended March 31, 2006 an officer of the Company forgave accrued payroll totaling $60,000. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

The Company issued 200,000 shares of common stock for services valued at $24,000 or approximately $.12 per share.

The Company issued 130,000 warrants to purchase common stock for services valued at $31,200 or approximately $.24 per share.

The Company issued 130,000 warrants to purchase common stock for services valued at $20,800 or approximately $.16 per share.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [Continued]

The Company issued 305,000 warrants to purchase common stock for services valued at $35,075 or $.115 per share.

The Company issued 740,000 warrants in replacement of 388,000 warrants. The new warrants were valued at $14,800 or approximately $.02 per share.

During the year ended March 31, 2006, 740,000 shares of common stock were issued upon exercise of warrants at $.10 per share for $74,000.

A summary of the status of the warrants granted at March 31, 2006 and 2005 and changes during the years then ended is presented below.

	For the Years Ended March 31
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	17,843,954	$.06	931,000	$.50
Granted	8,585,930.19		16,912,954.03
Exercised	10,555,000.001		—	—
Forfeited	10,888,000.001		—	—
Expired	—	—	—	—

Outstanding at end of period	4,986,884	$.21	17,843,954	$.06

Weighted average fair value of
options granted during the period	8,585,930	$.19	16,912,954	$.03

The fair value of each warrant granted is estimated on the date granted using the Black—Scholes pricing model, with the following assumptions used for the grants during fiscal 2005: risk-free interest rate of 1.79%, expected dividend yield of zero, expected lives of 2 years and expected volatility of 318%. The following assumptions were used for options granted during fiscal 2006: risk-free interest rate of between 2.80% and 4.18%, expected dividend yield of zero, expected lives of 5 years and expected volatility of between 190% and 248%.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [Continued]

A summary of the status of the warrants outstanding at March 31, 2006 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$.001	125,000	1.0 years	$.001	125,000	$.001
.05	2,956,668	4.1 years	.05	2,956,668.05
.10	250,000	4.3 years	.10	250,000.10
.20	325,000	4.8 years	.20	325,000.20
.40	87,500	4.6 years	.40	87,500.40
.50	698,000	0.2 years	.50	698,000.50
1.00	544,716	2.7 years	1.00	544,716	1.00
$.001 - 1.00	4,986,884	3.4 years	$.10	4,986,884	$.10

Reservation of Subsidiary Stock - In February 2003, Subsidiary’s Board of Directors resolved to reserve 1,000,000 shares of Subsidiary’s common stock to be issued under options to employees, advisors and consultants.

Stock Option Plan - In November 1999, the Board of Directors of Parent adopted and the stockholders at that time approved the 1999 Stock Option Plan (“the Plan”). The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company. Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors. The Plan limits awards to directors, officers and employees to $100,000 of compensation per year. The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company. The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue. The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company. At March 31, 2006, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

In October of 2005, the Board of Directors voted and approved a stock incentive plan (the 2005 Plan). The 2005 Plan provided for the grant of both incentive and non-qualified options to purchase up to 2,000,000 shares of the Company’s common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options at $0.15 was not less than the fair market value of the underlying stock at the date of the grant. At March 31,2006 all options were granted.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [Continued]

In January of 2006, the Board of Directors voted and approved a stock incentive plan (the 2006 Plan). The 2006 Plan provided for the grant of both incentive and non-qualified options to purchase up to 3,000,000 shares of the Company’s common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options at $0.10 was not less than the fair market value of the underlying stock at the date of the grant. At March 31,2006 2,595,621 options were granted.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The company has an approximate net operating loss carryforward of $11,860,000 which expires in various years through 2026 and an approximate capital loss carryforward of $67,000 which expires in the year 2011.

Deferred tax assets are comprised of the following:

	March 31,
	2006	2005

Deferred tax assets:

Excess of tax over book basis of fixed assets	$383	$367
Net operating loss carryforward	2,669,736	779,852
Capital loss carryforward	15,046	—
Accrued compensation	15,532	14,632
Less valuation allowance	(2,700,697)	(794,851)

	$—	$—

The Company had no deferred tax liabilities at March 31, 2006 and 2005. The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. At March 31, 2006 and 2005, the Company has recorded a valuation allowance of $2,700,697 and $794,851 to fully offset the deferred tax asset resulting in an increase in the valuation allowance of $1,905,847 and $556,851 respectively.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the periods ended March 31, 2006 and 2005 is as follows:

	March 31,
	2006	2005

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax	7.51%	7.51%
Change in valuation allowance	(20.05)%	(7.94)%
Nondeductible compensation	(1.93)%	(14.30)%
Other	(.53)%	(.27)%

Effective tax rate	—	—

NOTE 8 - RELATED PARTY TRANSACTIONS

Advances from Related Party - Officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company totaling $172,587.

Management Compensation - As of March 31, 2006, the Company has accrued salary owed to officers/shareholders of the Company of $69,000. Salary expense to the officers/shareholders for the years ended March 31, 2006 and 2005 amounted to cash payments of $105,750 and $130,500, respectively. The Company also issued 1,575,555 and 0 warrants valued at $312,644 and $0, and also issued 15,800,000 and 13,510,000 shares of common stock valued at $3,950,000 and $135,100, respectively, as compensation to officers/shareholders.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Years Ended
	2005	2006
Loss from continuing operations
(numerator)	$(9,437,792)	$(7,012,546)

Loss from discontinued operations
(numerator)	(66,428)	—

Gain (loss) on disposal of
discontinued operations
(numerator)	(415)	—
Loss available to common
shareholders (numerator)	$(9,504,635)	$(7,012,546)
Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	75,654,711	38,200,608

At March 31, 2006, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

Public Relations - In March 2005, the Company signed an investors relations agreement with Coffin Partners for investor relations services.  Coffin Partners prepared a public relations plan for the Company and advised the management on investor relations. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share for 50,000 shares. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The term of this agreement was for the period March 1, 2005 through April 30.

Communications and press releases - In March 2005, the Company signed an agreement with FSI Media for communication services.  The agreement calls for the Company to pay a retainer of $2,500 per month. The Company also issued 50,000 shares of common stock to Frederic Serre in connection with his consulting agreement. Mr. Serre worked as VP of Communications for the Company and wrote press releases and communication documents. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share. The issuance of March 16, 2005 constituted a signing bonus as stated in the consulting agreement. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The agreement ended in May 2006.

Business Development Agreement - In January 2005, the Company signed a three year agreement with Gestion Académac Inc. for business development services. The agreement calls for the Company to pay a fee of $11,000 per month. For the three years commitment to participate in the structuring and organization of the business operations of the company, Consultant has been awarded a 5 years warrant to buy 7,000,000 shares of the capital of the company at a price of $0.001 per share. The Company has also agreed to issue to Consultant 5 years warrants to buy 3,000,000 common shares at a price of $0.001 per share: each warrant will be for 250,000 shares. The first such warrant has been issued on January 10, 2005, the date of this agreement, and the remaining warrants will be issued at the end of each quarter for a total of 11 successive quarters.

R&D Agreement - In May 2005, the Company signed a three year agreement with Gestion Renaud Nadeau Inc. for R&D services. The agreement calls for the Company to pay a fee of $4,000 per month. For the three years commitment to participate in the development of the company, Consultant is entitled to receive a 5 years warrants to buy 3,600,000 shares of the capital of the company at a price of $0.001 per share. A first warrant of 500,000 shares has been issued upon execution of the agreement. Warrants for the remaining 3,100,000 shares will be issued monthly for the next 31 months at a rate of 100,000 shares per month. The Company has agreed to issue to Consultant 5 years warrants to buy 1,500,000 common shares at a price of $0.001 per share: each warrant will be for 125,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES [Continued]

Analyst Programmer Agreement - In May 2005, the Company signed a three year agreement with Martin Longpré for software development services. The agreement calls for the Company to pay a fee of $4,300 per month. For the three years commitment to participate in the development of the company, Consultant is entitled to receive a 5 years warrants to buy 1,080,000 shares of the capital of the company at a price of $0.001 per share. A first warrant of 150,000 shares has been issued upon execution of the agreement. Warrants for the remaining 930,000 shares will be issued monthly for the next 31 months at a rate of 30,000 shares per month. The Company has agreed to issue to Consultant 5 years warrants to buy 600,000 common shares at a price of $0.001 per share: each warrant will be for 50,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters.

Project Manager Agreement - In May 2005, the Company signed a three year agreement with Mario Carrière for project management services. The agreement calls for the Company to pay a fee of $1,500 per month. For the three years commitment to participate in the development of the company, Consultant is entitled to receive a 5 years warrants to buy 216,000 shares of the capital of the company at a price of $0.001 per share. A first warrant of 30,000 shares has been issued upon execution of the agreement. Warrants for the remaining 186,000 shares will be issued monthly for the next 31 months at a rate of 6,000 shares per month. The Company has agreed to issue to Consultant 5 years warrants to buy 300,000 common shares at a price of $0.001 per share: each warrant will be for 25,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters. This agreement has been terminated in September 2005.

Marketing and Sales - In April 2006, the Company signed a two months agreement with John Magill to use his services as Acting Sales Manager for the Company and provide marketing and sales services to the Company. The agreement calls for the Company to issue to the Consultant 75,000 S8 shares monthly for two months.

Marketing and Sales - In June 2006, the Company signed a three months agreement with John Magill to use his services as Acting Sales Manager for the Company and provide marketing and sales services to the Company. The agreement calls for the Company to issue to the Consultant 100,000 S8 shares monthly for three months.

Security Related Research, Analysis and Consulting - In April 2006, the Company signed a six months agreement with DSN Consulting to use the services of the Consultant for certain security related research, analysis and consulting and promotional work on its behalf. The agreement calls for the Company to pay the Consultant a monthly fee of $800 and issue to the Consultant 10,000 free trading S8 shares per month for a period of six months.

Translation, Revision & Research Services Agreement - In April 2005, the Company signed an agreement with Claire Gendreau to assist the Company with translation, revision & research services concerning the Company's business. As a total and final compensation for services rendered under this Agreement, Consultant has received 200,000 S8 shares at a value of $0.12 per share. This agreement has been terminated in January 2006.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES [Continued]

Evaluation and Acquisition of Technology - In April 2006, the Company signed a three months agreement with Mohamed Laaroussi to provide advisory services relating to the evaluation and acquisition of technology companies. The agreement calls for the Company to issue to the Consultant 50,000 S8 shares monthly for three months.

Financing & CFO Support Services - The Company signed an agreement with Transition Partners, Limited ("TPL") to act as a financial advisor and provide Chief Financial Officer support services (“CFO support services”) to FacePrint Global Solutions, Inc. (the "Company") for an initial period of six months, commencing July 5, 2006 through January 4, 2007. In consideration for acting as financial advisor and providing interim CFO support services to the Company throughout this engagement, TPL will be paid in advance a monthly retainer of $23,000 on the fifth day of each month of this six month agreement throughout the duration of its engagement. TPL will be granted warrants to acquire such number of shares of the outstanding common stock of the Company equal to 4% of the shares of common stock of the Company on a fully-diluted, fully converted basis as of the date of our engagement. The Warrants will contain a per share exercise price which is equal to the per share fair market value of the Company as of July 5, 2006 as reported on the NASDAQ bulletin board OTC quotation system. The Company will also pay contingent advisory fees for the successful procurement of working capital to the Company. The procurement fees will be based on a success fee formula equal to 7% of the value of such Transaction.

Employment Contracts - The Company has employment contracts with three officers of the Company. The agreement calls for the Company to pay the officers combined salaries of approximately $324,000 a year. In addition, the Company will issue 600,000 shares of common stock quarterly under the agreement. The terms of these contracts are for three years beginning in January 2005.

Rental Agreement - In March 2003, the Company assumed an office lease for 1,792 square feet in Fresno, California from its majority founder that expires November 30, 2007. Rent expense for the years ended March 31, 2006 and 2005 was $33,788 and $33,177, respectively. The future minimum lease payments are as follows:

Years Ended March 31:
2007	34,521
2008	23,280

Total	$57,801

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES [Continued]

Litigation - The Company has been named in a lawsuit alleging breach of contract and termination. The plaintiff is seeking damages in excess of $100,000. The Company has filed a cross complaint against the plaintiff claiming breach of contract. Management is unable to predict the ultimate outcome of this matter, but believes the ultimate resolution will not have a material impact on the financial condition of the Company.

The Company is also involved in other litigation or arbitrations as a result of its normal business operations but believes the resolutions of these additional matters would not have a material impact on the financial condition of the Company.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company has issued a total of 1,725,000 shares of common stock for services.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

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

Item 8B.  Other Information

None.

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

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors as of July 6, 2006. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Office

Pierre Cote	53	President, Chief Executive Officer, principal financial officer, Chairman of the Board of Directors
Serge Carrier	55	VP of Business Development and Director
Kayla Keophounsouk	30	Corporate Secretary, Treasurer and Director
Jean Houle	41	Director

*   All board members serve on the Company’s Audit and Compensation Committees

Pierre Cote, 53, has been Chairman since January 2004. He founded InterQuest, Inc. in March 1994, and was its president until July 2001. InterQuest, Inc. developed facial recognition software and filed for bankruptcy protection under Canadian law in July 2000 in the District of Montreal, Quebec, as the result of a control dispute. Mr. Cote was the largest creditor of InterQuest, Inc. Mr. Cote founded IQ Biometrix, Inc., a Canadian corporation, in September 2000 to attempt to purchase the InterQuest, Inc. assets from the preferred creditor. This acquisition attempt failed and IQ Biometrix, Inc. (Canada) also filed for bankruptcy under Canadian law in the District of Longueil, Quebec. In July 2001, Mr. Cote founded IQ Biometrix California, Inc, a California corporation, which acquired facial recognition software from the InterQuest, Inc. bankruptcy and further developed and perfected it. Mr. Cote took IQ Biometrix public in 2002 and left IQ Biometrix in June 2002. From June 2002 until February 2003, Mr. Cote investigated various business opportunities. He commenced developing FacePrint's business plan in February 2003 when he organized FacePrint Global Solutions (California). Prior to 1995, he developed and distributed nine successful educational board games. Mr. Cote is also a private investor.

Serge Carrier, 54, Vice-President Business Development of FacePrint, holds masters degrees in Education Technology and in Biophysics, and a Bachelor degree in Chemistry.  Mr. Carrier taught science and computer science until 1986 when he launched Micro-Intel, one of the most dynamic high-tech companies in Canada, publishing over 200 award-winning products while expanding its markets in Canada, Europe and the United States before selling the company in 2004. In his tenure with Micro-Intel, Mr. Carrier negotiated co-production and distribution agreements with such companies as Thomson Learning, Quebecor, Readers Digest, Simon & Schuster, Danone, Apple, Fujisu, Bell, the Canadian Space Agency, Johns Hopkins University, Johnstone Supply, York International, Westinghouse Electric Co., and Alumax. Lecturer and guest speaker several times at the World Education Market, and the Computer Based Learning In Science Conference, Mr. Carrier has significant project management experience and familiarity with the worldwide distance training community. A member of several boards of directors, including that of SODEC and Media Awareness Network, Mr. Carrier brings technical experience as well as over 20 years of business expertise to the projects initiated by the company.

Kayla Keophounsouk, 30, has served as FacePrint Corporate Secretary since November 18, 2003. She served as an executive assistant at the San Joachim River Parkway Trust from May 2000 to May 2001. Between 2001-2003, Kayla took time off to raise her family.  Born in Laos and raised in the U.S. since the age of 3, Kayla has found her career path as a professional individual in an executive position. She holds an accounting degree with an emphasis in business with many years of expertise in the non-profit sector. Her current duties with FGS are to assist the CEO, CFO and the management team with administration support. She also serves on the Board of Directors as the Corporate Secretary. She maintains the records for in-house accounting as well as stock issuance.

Jean Houle, 41, Mr. Houle holds a technical degree in computer sciences from Sherbrooke College (Canada) and has vast experience in business management, software development, computer systems analysis and cash register interfaces.  In 1991, he joined U.S. Farm Systems, a California-based manufacturer of dairy waste handling equipment. Presently, he is the Chief Operating Officer, he led in the expansion of the company, which grew from 12 employees and $1.2 million in sales to over 60 employees and $9.5 million in sales.

There are no family relationships among any of our directors. No arrangement or understanding exists between any director and any other person pursuant to which any director was selected to serve as a director. To the best of our knowledge, (i) there are no material proceedings to which our director is a party, or has a material interest, adverse to us; and (ii) there have been no events under any bankruptcy act, other than described in Mr. Cote biography, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any of the directors during the past five years.

Audit Committee

The audit committee of the Board of Directors consists of Mr. Cote and Mr. Carrier, who are employees of the Company and Mr. Houle who is an independent director of the Company. The audit committee reviews actions with respect to various auditing and accounting matters, including the selection of the company’s independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, and the accounting practices of the Company. The Company does not currently have an audit committee financial expert serving on its audit committee. The Company may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to its ability to locate and compensate such a person.

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

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended March 31, 2006 (collectively, the named executive officers) and for services during the fiscal years ended March 31, 2005, 2004:

Summary Compensation Table

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options	All Other Compensation

Pierre Cote	2006	130,000	(1)	1,750,000	(2)	250,000	(3)	—	—	—
Director and CEO	2005	130,000	(1)	—		108,540		—	—	—
	2004	130,000	(1)	—		—		—	—	—

Serge Carrier	2006	130,000		1,750,000	(2)	250,000	(3)		—	—
Director and VP Business Development	2005	130,000		—		—		—	—	—
	2004	—		—		—		—	—	—

Jean Lajoie	2005	120,000		—		—		—	—	—

Kayla Keophounsouk	2006	60,000		500,000	(2)	100,000	(3)	—	—	—
Secretary	2005	60,000		—		—		—	—	—
	2004	52,000		—		—		—	—	—

Jean Houle	2005	125,000	(2)	—		—			—	—
Director	2004	—		—		—		—	—	—

(1)
Mr. Cote accrued his salary and other annual compensation in the fiscal years 2004, 2005, and 2006, he was not paid in cash.  Mr. Cote converted his accrued salary and other annual compensation for the fiscal years 2003, 2004, and 2005, in March 2005 into 1,881,113 warrants to purchase common stock.  He received $11,000 in salary in March 2005.

(2)	Mr. Cote, Carrier, Kayla Keophounsouk and Jean Houle received a signed on bonus of 16,000,000 shares of common stock valued at $0.25 per share.
(3)	Mr. Cote and Carrier receives 1,000,000 shares of common stock annually per their employment contract, Kayla Keophounsouk receives 400,000 annually per her employment contract. These shares issuance are valued at $0.25 per share.

Face Print Global Solutions, Inc., by resolution of its Board of Directors and stockholders, adopted the 1999 Stock Option Plan (the "Plan") in November 1999. The Plan enables the Company to offer an incentive based compensation system to employees, advisors, officers and directors and to employees of companies who do business with the Company.

In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees or employees of companies with which we do business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, and no grants have been made under the Plan. At March 31, 2006, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

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

In October of 2005, the Board of Directors voted and approved a stock incentive plan (the “2005 Plan”). The 2005 Plan provided for the grant of both incentive and non-qualified options to purchase up to 2,000,000 shares of the Company’s common stock. The Company filed a registration statement on Form S-8 registering the shares under the 2006 Plan. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options at $0.15 was not less than the fair market value of the underlying stock at the date of the grant. At March 31, 2006 all options were granted.

In January of 2006, the Board of Directors voted and approved a stock incentive plan (the “2006 Plan”). The 2006 Plan provided for the grant of both incentive and non-qualified options to purchase up to 3,000,000 shares of the Company’s common stock. The Company filed a registration statement on Form S-8 registering the shares under the 2006 Plan. The incentive stock options may be granted only to employees, including officers of the Company, while non-qualified stock options may granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. As of March 31, 2006, 2,595,621 shares have been granted under the 2006 Plan.

Executive Employment Agreements

The Company has employment contracts with its three principal employees, Pierre Cote, Kayla Keophounsouk and Serge Carrier.  These have been filed as Exhibits 10.2, 10.3 and 10.4 to the Company’s registration statement on Form SB-2, dated March 28, 2005.  Under the terms of these agreements, the respective employees are committed to the Company for periods of  (3) three years  respectively, and are prevented from engaging in competitive activities for a period of 2 years after termination of their employment with Face Print.  Their salaries are $130,000 in cash plus 1,000,000 shares per year for Cote and Carrier, and $60,000 in cash plus 400,000 shares per year for Keophounsouk.  Also, with their agreement they were granted a one time sign on bonus of 7,000,000 shares for Cote and Carrier, and 2,000,000 for Keophounsouk.  Additional compensation may be accumulated by way of option grants, and those terms are described in the Summary Compensation Table above.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

As of July 6, 2006, the Company had a total of 77,379,611 shares of Common Stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (I) each person known by FGS to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of FGS's directors and executive officers. Unless otherwise noted below, FGS believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)	Percent of class(2)(3)
Common Stock	Pierre Cote(4)(5)(6)	33,418,523	45.2%
Common Stock	Kayla Keophounsouk(4)(5)	3,925,000	5.5%
Common Stock	Serge Carrier(4)(5)(7)	7,913,675	11.0%
Common Stock	Jean Houle(4)(8)	705,000	*
Common Stock	All officers and directors as a group (4 persons)	45,962,198	61.4%

(1) The address of each executive officer or director of the Company is 1111 E. Herndon Ave., Suite 115, Fresno, California 93720.
(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of July 6, 2006, are treated as oustanding only when determining the amount and percentage owned by such individual.
(3) In accordance with the regulations of the SEC, the percentage calculations are based on 77,379,611 shares of Common Stock issued and outstanding as of July 6, 2006, plus shares of Common Stock which may be acquired within 60 days of July 6, 2006, by each individual or group listed.
(4) Director of the Company
(5) Officer of the Company
(6) For Mr. Cote, this total includes 24,685,000 shares held by Mr. Cote and 6,017,364 shares held by Piyada Cote, his wife. This figure includes Mr. Cote's warrants to purchase a further 2,703,659 shares with exercise prices ranging from $0.05 to $1.00 and 12,500 warrants owned by Mrs. Cote with an exercise price of $1.00. Although under California community property law they are deemed to jointly own these shares, Mr. and Mrs. Cote disclaim beneficial ownership in the shares held by each other.
(7) Includes Mr. Carrier’s warrants to purchase a further 913,675 shares with exercise prices ranging from $0.001 to $0.10. 413,675 of the shares exercisable via the above warrants are owned in the name of Gestion Academac which Mr. Carrier has investment control.
(8) Includes Mr. Houle’s warrants to purchase a further 5,000 shares with an exercise price of $1.00.

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

Pierre Cote, an officer and director, has advanced a total of $167,279 to Faceprint through March 31, 2006. Such advances are non-interest bearing and are not represented by promissory notes and Kayla Keophounsouk, an officer and director, has advanced a total of $7,000.

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

Officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company totaling $174,279. In 2005, Pierre Cote advanced the Company $100,000 which was converted into a convertible note and subsequently converted into common stock. Additionally, the 2005 Mr. Cote advanced the Company $50,000 which was converted into a warrant for 250,000 shares. The Company converted $56,512 of the advances into convertible notes at December 31, 2004, and then converted the note into common stock at December 31, 2004. The Company converted $143,000 of accrued payroll into convertible notes at December 31, 2005. The remaining $174,279 of the advances bear no interest and are due on demand.

Item 13.  Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization between Dostuk Holdings, Inc. and FacePrint Global Solutions, Inc. (2)
3.1	Certificate of Incorporation (1)
3.1(i)	Articles of Amendment (1)
3.2	Bylaws (1)
4.1	Standby Equity Distribution Agreement, dated February 22, 2006, between Cornell Capital Partners, LP and FacePrint Global Solutions, Inc. (5)
4.2
Registration Rights Agreement, dated February 22, 2006, by and between FacePrint Global Solutions, Inc. and Cornell Capital Partners, LP, in connection with the Standby Equity Distribution Agreement. (5)

4.3	Placement Agent Agreement, dated February 22, 2006, by and among FacePrint Global Solutions, Inc., Newbridge Securities Corporation and Cornell Capital Partners, L.P. (5)
4.4	Form of $0.15 Warrant, dated February 22, 2006, with a five-year term, issued to Cornell Capital Partners, LP (5)
4.5	Form of $0.20 Warrant, dated February 22, 2006, with a five-year term, issued to Cornell Capital Partners, LP (5)
4.6	Form of $0.35 Warrant, dated February 22, 2006, with a five-year term, issued to Cornell Capital Partners, LP (5)
4.7	Form of Convertible Note, Issued in 2005 (6)
4.8	Form of Warrant, issued in 2005, (6)
4.9	Form of Convertible Note Purchase Agreement and Registration Rights Agreement, (6)
10.1	FacePrint Global Solutions Subscription Agreement (4)
10.2	Stock Option Plan, filed as an Exhibit to the January 2006 Form S8 Registration Statement
10.3	Employment Agreement of Pierre Cote (6)
10.4	Employment Agreement of Serge Carrier (6)
10.5	Employment Agreement of Kayla Keophounsouk (6)
10.6	Contract with Longpre (6)
23.1	Consent of Auditors*
31.1
Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Filed with the Company's registration statement on Form SB-2 on 10/17/2003.
(2) Filed with Amendment No. 1 to the Company's registration statement on form SB-2/A on 12/12/2003.
(3) Filed with the Company's registration statement on Form S-8, filed on 8/10/2005.
(4) Filed with Amendment No. 1 to the Company’s registration statement on form SB-2/A on 12/23/2005.
(5) Filed with the Company’s Current Report on Form 8-K on 2/27/2006
(6) Filed with the Company’s registration statement on Form SB-2 on March 28, 2006.
* Filed herewith.

Item 14. Principal Accountant Fees And Services

Pritchett, Hardy and Siler billed FGS $43,591 for audit-related services during the year ended March 31, 2006. These fees included the year end audit, review of quarterly financial statements and review of various registration statements and amendments. Pritchett, Hardy & Siler billed FGS $8,149 for audit-related services during the year ended March 31, 2005. There were no fees billed in during the years ended March 31, 2005 and March 31, 2006 for tax fees or any other fees other than audit-related services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company’s Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent auditors. The Company’s Audit Committee, however, has not adopted any general pre-approval policy with regard to specified audit or non-audit services which may be provided by the independent auditors, but requires that the Company’s Audit Committee grant specific pre-approval of each audit or non-audit service to be provided by the independent auditor before the independent auditor is engaged to render such service.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 14, 2006.

FACE PRINT GLOBAL SOLUTIONS, INC.

Face Print Global Solutions, Inc.

/s/ Pierre Cote
Pierre Cote, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

NAME	TITLE	DATE

/s/ Pierre Cote	Chairman, CEO; principal accounting officer; and principal financial officer	July 14, 2006
Pierre Cote

/s/ Kayla Keophounsouk	Director, Secretary and Treasurer	July 14, 2006
Kayla Keophounsouk

/s/ Serge Carrier	Director	July 14, 2006
Serge Carrier

/s/ Jean Houle	Director	July 14, 2006
Jean Houle