Form 10QSB
period 2006-06-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2006-08-22
CIK 1263764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________

Commission file number: 0-51853

Face Print Global Solutions, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Wyoming	33-0619256
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1111 E. Herndon Ave., Suite 115
Fresno, California 93720	(559) 436-1060
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of August 16, 2006, the registrant had 86,098,377 shares of common stock outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

	INDEX
		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation	19

Item 3.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Default Upon Senior Securities	22

Item 6.	Exhibits	23

SIGNATURE PAGE		24

CERTIFICATIONS		27

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	June 30,	March 31,
	2006	2006
CURRENT ASSETS:
Cash	$4,984	$906
Prepaid legal fees	22,255	-

Total Current Assets	27,239	906

PROPERTY AND EQUIPMENT, net	9,122	8,040

Total Assets	$36,361	$8,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$-	$733
Accounts payable	207,506	153,167
Accrued expenses	1,269,443	1,184,185
Advance from related party	15,218	174,279
Accrued payroll	135,000	69,000
Accrued interest	78,653	69,086

Total Current Liabilities	1,705,820	1,650,450

CONVERTIBLE NOTES PAYABLE - related party
(net of discount $266,182 and $16,470 respectively)	399,568	354,280

Total Liabilities	2,105,388	2,004,730

[Continued]

Note: The balance sheet at March 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	June 30,	March 31,
	2006	2006
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value, unlimited number of shares authorized 77,846,021 and 75,654,711 shares issued and outstanding	9,571,341	9,025,014
Additional paid in capital	7,056,117	6,794,713
Retained earnings (deficit)	(18,622,885)	(17,741,911)
	(1,995,427)	(1,922,184)

Less: Treasury stock	(44,850)	(44,850)
Less: Stock subscription receivable	(28,750)	(28,750)

Total Stockholders' Equity (Deficit)	(2,069,027)	(1,995,784)

	$36,361	8,946

Note: The balance sheet at March 31, 2006 was taken from the audited  financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended June 30,
	2006	2005
REVENUE	$-	$90

COST OF GOODS SOLD	-	2,468

GROSS PROFIT (LOSS)	-	(2,378)

EXPENSES:
Selling	1,600	1,780
General and administrative	864,299	5,358,416

Total Expenses	865,899	5,360,196

LOSS BEFORE OTHER
INCOME (EXPENSE)	(865,899)	(5,362,574)

OTHER INCOME (EXPENSE):
Interest expense	(15,075)	(8,467)

LOSS BEFORE INCOME TAXES	(880,974)	(5,371,041)

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	-	-

NET LOSS	$(880,974)	$(5,371,041)

LOSS PER COMMON SHARE	$(.01)	$(.11)

[Continued]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(880,974)	$(5,371,041)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,605	1,668
Amortization of discount	5,501	2,672
Non-cash services for stock and warrants	551,518	4,470,686

Net changes to:
Accounts receivable	-	(704)
Due from related party	-	4,071
Prepaid expenses	(22,255)	-
Accounts payable	54,339	(15,224)
Accrued expenses	85,258	566,767
Accrued payroll-officers	66,000	86,899
Accrued interest	9,567	5,780

Net Cash (Used) by Operating Activities	(129,441)	(248,426)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,687)	(375)

Net Cash (Used) by Investing Activities	(2,687)	(375)

Cash Flows from Financing Activities:
Bank overdraft	(733)	1,050
Increase in advances from related party	135,939	(21,061)
Proceeds from issuance of common stock	1,000	-
Purchase of treasury stock	-	(44,850)
Proceeds from issuance of notes payable	-	325,000

Net Cash Provided by Financing Activities	136,206	260,139

Effect of Exchange Rate Changes	-	(586)

[Continued]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[Continued]

	For the Three Months
	Ended June 30,
	2006	2005
Net Increase in Cash	4,078	10,752

Cash at Beginning of Period	906	-

Cash at End of Period	4,984	$10,752

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7	$16
Income taxes	$-	$-

[Continued]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

During the three months ended June 30, 2006:

The Company issued 2,181,310 shares of common stock for services valued at $545,328 or approximately $.25 per share.

The Company converted $295,000 of advances to convertible debentures.

The Company, in connection with the issuance of $295,000 in convertible debentures, issued 2,458,333 warrants to purchase common stock. The Company allocated proceeds of $255,218, or approximately $.10 per share to the warrants.

During the period ended June 30, 2006, the Company extended the exercise period of certain warrants an additional four months. This resulted in an additional expense of $6,192.

During the three months ended June 30, 2005:

The Company issued a total of 13,580,000 shares of common stock for services valued at $3,395,000.

In addition, the Company bought back a total of 436,000 shares of common stock valued at $44,850.

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

FacePrint Global Solutions, Inc. (“Subsidiary”) was organized under the laws of the State of California on January 30, 2003. On March 31, 2003, Parent acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed March 17, 2003. The agreement called for Parent to issue 24,070,000 shares of its common stock to the former shareholders of Subsidiary for all 24,070,000 outstanding shares of Subsidiary’s common stock wherein Subsidiary became a wholly-owned subsidiary of Parent. The acquisition has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. The financial statements reflect the operations of Subsidiary from its inception.

Face Print Global Solutions, Inc., and Subsidiary, (the “Company”) plans to develop and market facial recognition software. The Company also marketed playing cards printed with custom faces. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Consolidation - The consolidated financial statements include the accounts of Parent and its wholly-owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITEDCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30,	March 31,
	2006	2006
Office furniture and equipment	$20,066	$17,378
Website	6,222	6,222
	26,288	23,600

Less: Accumulated depreciation	(17,166)	(15,560)

Net Property and Equipment	$9,122	$8,040

Depreciation expense for the three months ended June 30, 2006 and 2005 was $1,605 and $1,668, respectively.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

	June 30,	March 31,
	2006	2006
The Company issued a $5,000 convertible note payable to Julie Kemp. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $133 and $199, respectively	$4,867	$4,801

The Company issued a $20,000 convertible note payable to Michel Carrier. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $532 and $797, respectively	19,468	19,203

The Company issued a $10,000 convertible note payable to Manon Pardis. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $314 and $470, respectively	9,686	9,530

The Company issued a $200,000 convertible note payable to Gestion Lamvic. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $6,716 and $8,730, respectively	193,284	191,270

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE NOTES PAYABLE [Continued]

	June 30,	March 31,
	2006	2006
The Company issued a $125,000 convertible note payable to 1451063 Ontario. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $4,197 and $5,456, respectively	120,803	119,544

The Company issued a $10,000 convertible note payable to Jean Houle. The note accrues interest at 10% per annum, is due September 2007 and is convertible into common stock at $.50 per share, net of discounts of $620 and $754, respectively	9,380	9,246

The Company issued a $750 convertible note payable to Dean Hash. The note accrues interest at 10% per annum, is due October 10, 2007 and is convertible into warrants at $.50 per share, net of discounts of $53 and $64, respectively	697	686

The Company issued a $255,000 convertible note payable to Pierre Cote. The note accrues interest at 10% per annum, is due June 26, 2008 and is convertible to warrants at $.12 per share or stock at $.06 per share, net of discounts of $219,230 and $0, respectively	35,770	-

The Company issued a $40,000 convertible note payable to Piyada Cote. The note accrues interest at 10% per annum, is due June 26, 2008 and is convertible to warrants at $.12 per share or stock at $.06 per share, net of discounts of $34,387 and $0, respectively	5,613	-

	399,568	354,280
Less: current portion	-	-

Net Convertible Notes Payable	$399,568	$354,280

Amortization of discount for the three months ended June 30, 2006 and 2005 was $5,501 and $26,934, respectively.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock.

During the three months ended June 30, 2006, 10,000 shares of common stock were issued upon exercise of warrants at $.10 per share for $1,000.

During the three months ended June 30, 2006, the Company issued 1,725,000 shares of common stock for services valued at $431,250 or, approximately $.25 per share.

During the three months ended June 30, 2006 the Company issued 456,310 shares of common stock for services valued at $114,078 or approximately $.25 per share.

During the three months ended June 30, 2006 the Company, in connection with the issuance of $295,000 in convertible debentures, issued 2,458,333 warrants to purchase common stock. The Company allocated proceeds of $255,218, or approximately $.10 per share to the warrants.

During the period ended June 30, 2006, the Company extended the exercise period of certain warrants an additional four months. This resulted in an additional expense of $6,192.

A summary of the status of the warrants granted at June 30, 2006 and March 31, 2006 and changes during the periods then ended is presented below.

	For the Three Months		For the Year Ended
	Ended June 30, 2006		March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,986,884.23		17,843,954		$.06
Granted	2,458,333.12		8,585,930.05
Exercised	10,000.50		10,555,000.01
Forfeited	-	-	10,888,000.02
Expired	-	-	-		-

Outstanding at end of period	7,435,217	$.20	4,986,884	$	. 23

Weighted average fair value of
options granted during the period	2,458,333	$.12	8,585,930		$.05

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the grants during fiscal 2006: risk-free interest rate of 2.8%, expected dividend yield of zero, expected lives of 2 years and expected volatility between 190% and 248%. The following assumptions were used for options granted during fiscal 2007: risk-free interest rate of between 4.18% and 5.10%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 221%.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- CAPITAL STOCK [Continued]

A summary of the status of the warrants outstanding at June 30, 2006 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.001	125,000	0.8 years	$.001	125,000	$.001
.05	2,956,668	4.0 years	.05	2,956,668.05
.10	250,000	4.0 years	.10	250,000.10
.12	2,458,333	5.0 years	.12	2,458,333.12
.20	325,000	4.5 years	.20	325,000.20
.40	87,500	4.4 years	.40	87,500.40
.50	688,000	0.3 years	.50	688,000.50
1.00	544,716	2.4 years	1.00	544,716	1.00
$.001 - 1.00	7,435,217	3.8 years	$.20	7,435,217	$.20

In January of 2006, the Board of Directors voted and approved a stock incentive plan (the 2006 Plan). The 2006 Plan provided for the grant of both incentive and non-qualified options to purchase up to 3,000,000 shares of the Company’s common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options at $0.10 was not less than the fair market value of the underlying stock at the date of the grant. At June 30, 2006 2,595,621 options were granted.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has an approximate net operating loss carryforward of $12,670,000 which expires in various years through 2027 and an approximate capital loss carryforward of $67,000 which expires in the year 2011.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

Deferred tax assets are comprised of the following:

	June 30,	March 31,
	2006	2006

Deferred tax assets:
Excess of tax over book basis of fixed assets	$1,682	$383
Net operating loss carryforward	2,744,068	2,669,736
Capital loss carryforward	15,046	15,046
Accrued compensation	30,389	15,532
Less valuation allowance	(2,791,185)	(2,700,697)

	$-	$-

The Company had no deferred tax liabilities at June 30, 2006 and 2005. The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. At June 30, 2006 and 2005, the Company has recorded a valuation allowance of $2,791,185 and $1,775,000 to fully offset the deferred tax asset resulting in an increase in the valuation allowance of $90,488 and $980,000 respectively.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the periods ended June 30, 2006 and 2005 is as follows:

	June 30,
	2006	2005

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax	7.51%	7.51%
Change in valuation allowance	(19.12)%	(7.94)%
Nondeductible compensation	(3.36)%	(14.30)%
Other	(.03)%	(.27)%

Effective tax rate	—	—

NOTE 6 - RELATED PARTY TRANSACTIONS

Advances from Related Party - Officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company totaling $135,939 during the three months ended June 30, 2006. The balance of advances owing at June 30, 2006 was $15,218. Advances of $295,000 were converted into convertible notes payable and warrants during the three months ended June 30, 2006.

Management Compensation - As of June 30, 2006, the Company has accrued salary owed to officers/shareholders of the Company of $135,000. Salary expense to the officers/shareholders for the three months ended June 30, 2006 and 2005 amounted to cash

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

payments of $88,715 and $11,000, respectively. The Company also issued 0 and 250,000 warrants valued at $0 and $67,450, and also issued 456,310  and 14,050,000 shares of common stock valued at $114,078 and $3,512,500, respectively, as compensation to officers/shareholders during the three months ended June 30, 2006.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses in recent years and has a stockholders’ deficit. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended June 30,
	2006	2005

Loss from operations available to common shareholders (numerator)	$(880,974)	$(5,371,041)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	75,331,853	49,345,254

At June 30, 2006, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Public Relations - In March 2005, the Company signed an investors relations' agreement with Coffin Partners for investor relations services.  Coffin Partners prepared a public relations plan for the Company and advised the management on investor relations. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share for 50,000 shares. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The term of this agreement was for the period March 1, 2005 through April 30.

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

Business Development Agreement - In January 2005, the Company signed a three year agreement with Gestion Académac Inc. for business development services. The agreement calls for the Company to pay a fee of $11,000 per month. For the three years commitment to participate in the structuring and organization of the business operations of the Company, Consultant has been awarded a 5 year warrant to buy 7,000,000 shares of the capital of the Company at a price of $0.001 per share. The Company has also agreed to issue to Consultant 5 year warrants to buy 3,000,000 common shares at a price of $0.001 per share: each warrant will be for 250,000 shares. The first such warrant has been issued on January 10, 2005, the date of this agreement, and the remaining warrants will be issued at the end of each quarter for a total of 11 successive quarters.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES [Continued]

R&D Agreement - In May 2005, the Company signed a three year agreement with Gestion Renaud Nadeau Inc. for R&D services. The agreement calls for the Company to pay a fee of $4,000 per month. For the three years commitment to participate in the development of the Company, Consultant is entitled to receive a 5 years warrant to buy 3,600,000 shares of the capital of the Company at a price of $0.001 per share. A first warrant of 500,000 shares has been issued upon execution of the agreement. Warrants for the remaining 3,100,000 shares will be issued monthly for the next 31 months at a rate of 100,000 shares per month. The Company has agreed to issue to Consultant 5 year warrants to buy 1,500,000 common shares at a price of $0.001 per share: each warrant will be for 125,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters.

Analyst Programmer Agreement - In May 2005, the Company signed a three year agreement with Martin Longpré for software development services. The agreement calls for the Company to pay a fee of $4,300 per month. For the three years commitment to participate in the development of the company, Consultant is entitled to receive a 5 year warrant to buy 1,080,000 shares of the capital of the Company at a price of $0.001 per share. A first warrant of 150,000 shares has been issued upon execution of the agreement. Warrants for the remaining 930,000 shares will be issued monthly for the next 31 months at a rate of 30,000 shares per month. The Company has agreed to issue to Consultant 5 year warrants to buy 600,000 common shares at a price of $0.001 per share: each warrant will be for 50,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters.

Project Manager Agreement - In May 2005, the Company signed a three year agreement with Mario Carrière for project management services. The agreement calls for the Company to pay a fee of $1,500 per month. For the three years commitment to participate in the development of the Company, Consultant is entitled to receive  5 year warrants to buy 216,000 shares of the capital of the Company at a price of $0.001 per share. A first warrant of 30,000 shares has been issued upon execution of the agreement. Warrants for the remaining 186,000 shares will be issued monthly for the next 31 months at a rate of 6,000 shares per month. The Company has agreed to issue to Consultant 5 year warrants to buy 300,000 common shares at a price of $0.001 per share: each warrant will be for 25,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters. This agreement has been terminated in September 2005.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES [Continued]

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

Employment Contracts - The Company has employment contracts with three officers of the Company. The agreement calls for the Company to pay the officers combined salaries of approximately $327,000 a year. In addition, the Company will issue 600,000 shares of common stock quarterly under the agreement. The terms of these contracts are for three years beginning in January 2005.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES [Continued]

Rental Agreement - In March 2003, the Company assumed an office lease for 1,792 square feet in Fresno, California from its majority founder that expires November 30, 2007. Rent expense for the three months ended June 30, 2006 and 2005 was $5,706 and $9,571, respectively. The future minimum lease payments are as follows:

Years Ended June 30:
2007	$34,692
2008	14,550

Total	$49,242

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

NOTE 10 - SUBSEQUENT EVENTS

In July 2006, the Company issued 10,000 shares of common stock in connection with a warrant exercise at $0.10 for a cash payment of $1,000.

In July 2006, the Company issued 233,805 free trading shares of common stock for consulting services.

In July 2006, the Company issued 10,000 free trading shares of common stock for consulting services in connection with a consultant contract.

In July 2006, the Company issued 40,000 free trading shares of common stock in connection with a mutual release.

In July 2006, the Company issued 66,310 free trading shares of common stock in connection with a mutual release.

In July 2006, the Company issued 375,000 shares of common stock for services in connection with employment agreements valued at $93,750 or approximately $0.25 per share.

In July 2006, the Company issued 4,916,667 shares of common stock in connection with convertible notes valued at $295,000, or approximately $0.06 per share.

In July 2006, the Company issued 100,000 free trading shares of common stock for consulting services in connection with a consultant contract.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS [Continued]

In July 2006, the Company issued 50,574 free trading shares of common stock for consulting services in connection with employment agreements valued at $3,540.18, or approximately $0.07 per share.

In August 2006, the Company issued 450,000 shares of common stock for consulting services in connection with a consultant contract valued at $45,000, or approximately $0.10 per share.

In July 2006, the Company issued 2,000,000 shares of common stock for entering into a Letter of Intent valued at $200,000, or approximately $0.10 per share.

In July 2006, the Company signed a consultant agreement that would result in 1,005,935 warrants issued and exercise at $0.075 per share. The contract was later terminated by the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Certain statements in this Quarterly Report and in future filings by the Company with the SEC and in the Company’s written and oral statements that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

•	our ability to fund future growth;
•	our ability to become profitable;
•	the volatility of the price of our Common Stock;
•	market demand for and market acceptance for our products;
•	trends for the continued growth of our business and other businesses we may acquire;
•	our ability to successfully market existing products and services and develop and market new products and services;
•	our ability to expand our market for existing products and services;
•	the effects of our accounting policies and general changes in accounting principles generally accepted in the United States of America; and
•	other risks and uncertainties disclosed in our Annual Report.

All subsequent forward-looking statements relating to the matters described in this document and attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws, and we caution you not to place undue reliance on these forward-looking statements.

Business of the Company

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

In addition, FGS is seeking to distribute existing related technology products into our target customer base to grow our own customer base, while building a competent sales and marketing team. At June 30, 2006, we had four full time employees and four part time consultants.

Cash requirements, Liquidity and Capital Resources

We have substantially no cash necessary to operate and do not have any material revenues. Our principal source of operating capital has been provided by private sales of our common stock and convertible notes, stockholder loans, and stock issued for services, as well as some revenues from our operations. During the three months ended June 30, 2006, we issued 2,181,310 shares of common stock for services valued at $545,328.00, or approximately $.25 per share. In connection with the issuance of $295,000 in convertible debentures, the Company issued 2,458,333 warrants to purchase common stock and allocated proceeds received of approximately $.10 per share to the warrants. A corresponding discount of $255,212 was recorded for the convertible debentures. We issued 10,000 shares of common stock for warrants exercised at $0.10 per share.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THREE MONTHS ENDED JUNE 30, 2005.

REVENUES. We had no revenues for the three months ended June 30, 2006, compare to $90 for the three months ended June 30, 2005.

COST OF GOODS SOLD. We had no cost of goods for the three months ended June 30, 2006, compare to $2,468 for the three months ended June 30, 2005.The decrease in cost of goods sold in the three months ended June 30, 2006 is primarily due to termination of sales of the America's Most Wanted playing cards in the first quarter of fiscal 2005.

EXPENSES. Total Expenses were $865,899 for the three months ended June 30, 2006, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus total expenses of $5,360,196 for the three months ended June 30, 2005. The decrease in expenses of $4,494,297 or 519% is due to the fact that during the three months ended June 30, 2005, the Company after acquiring Apometrix, invested in Smart Card applications and compensated with stock the services rendered by consultants hired to develop the new business.

OTHER INCOME (EXPENSE). Other income and (expense) was ($15,075) for the three months ended June 30, 2006 compared to ($8,467) for the three months ended June 30, 2005. The increase is due to increased interest expense.

NET LOSS. We reported a net loss of $880,974, or $.01 per common share, basic and diluted, for the three months ended June 30, 2006 versus a net loss of $5,371,041, or $0.11 per common share, basic and diluted, for the three months ended June 30, 2005. The decrease in the loss of $4,490,067 or 510% is attributable only to the factors outlined above regarding the new business venture that contributed to higher operating costs the three months ended June 30, 2005.

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At June 30, 2006, we had $4,984 of cash on hand, a bank overdraft of $0 and a negative working capital position of approximately $1,678,581, of which $15,218 was shareholder loans and $135,000 is unpaid compensation due to employees.

We will require an additional $3.0 million in cash over the next twelve months to effect our business plan. We expect to obtain this cash from the proceeds of one or more private or public offerings. The following sets forth the approximate amounts needed for each category of expenses:

Software development	$1,200,000
Marketing, advertising and promotion	1,000,000
General and administrative expenses	800,000
Total	$3,000,000

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

Product research and development

Our EZ Face software under development allows for the creation of billions of combinations of facial images of men and women of any race and age group. EZ Face utilizes our internally developed morphological coding algorithm, EDNA (a digital imprint of the face) for rapid transmission and/or information sharing. We intend to start selling EZ Face in the next twelve months. However, we have experienced delays with development of EZ Face in the past.

Our EZ Match software addresses identity verification and authentication for security purposes (passports, drivers license) using the EZ Face technology. EZ Match is search engine software that will capture a digitized facial image, generate an EDNA code, and then compare the images against a database or any other available image. Management believes that it will be relevant to identity verification and making possible matches with suspect composite pictures (for example, Most Wanted or Suspected Terrorist lists). We intend to start selling EZ Match in the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3: Controls and Procedures

The Company’s Chief Executive Officer and principal financial officer has evaluated the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officer has concluded that, as of the end of the period covered by this Quarterly Report, the Company’s controls and procedures are effective.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Transition Partners, Limited v. FacePrint Global Solutions, Inc. Transition Partners, Limited filed this action in the District Court for Boulder County, Colorado on August 7, 2006. The Company was served with the Complaint on August 11, 2006. Transition Partners, Limited alleges claims for breach of contract and fraud arising out of the Company's decision to terminate an agreement between the parties. The Company has not yet appeared in the action. Transition Partners, Limited seeks compensatory, consequential and exemplary damages along with pre-judgment interest and attorneys' fees and costs. The Company disputes the allegations and shall vigorously defend itself against the Complaint.

Other than described above, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business and the Company does not expect these ordinary claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2006, the Company issued 1,455,000 shares of common stock for services valued at $363,750 or approximately $0.25 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In June 2006, the Company issued 350,000 shares of common stock for services valued at $87,500 or approximately $0.25 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In June 2006, the Company converted $295,000 of advances to convertible debentures. In connection with the issuance of the $295,000 in convertible debentures, the Company issued 2,458,333 warrants to purchase common stock. The Company allocated proceeds of $255,212, or approximately $0.10 per share to the warrants. These issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACE PRINT GLOBAL SOLUTIONS, INC.

Date: August 21, 2006	/s/ Pierre Cote
Pierre Cote
Chief Executive Officer (duly authorized signatory and Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization between Dostuk Holdings, Inc. and FacePrint Global Solutions, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Articles of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (2)

10.1	2006 Consultant Stock Plan (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer and Principal Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Principal Financial Officer

*	Filed herewith
(1)	Filed with Amendment No.1 to the Company’s registration statement on Form SB-2/A (file number 333-109763) on December 12, 2003 and incorporated by reference.
(2)	Filed with the Company’s registration statement on Form SB-2 on October 17, 2003 (file number 333-109763) and incorporated by reference.
(3)	Filed with the Company’s registration statement on Form S-8 on July 25, 2006 (file number 333-136020) and incorporated by reference.