Form 10KSB/A
period 2006-03-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2006-08-25
CIK 1263764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

EXPLANATORY NOTE

Face Print Global Solutions, Inc. (referred to in this discussion as “we”, “us” or “our”) is amending its Annual Report on Form 10-KSB for the year ended March 31, 2006 (the “Original Report”) for the purpose of correcting certain errors in our disclosure in Item 6 Management’s Discussion and Analysis and our disclosure in Item 10 Executive Compensation.

This Annual Report on Form 10-KSB/A for the year ended March 31, 2006 amends and restates certain disclosure in Item 6 Management Discussion and Analysis and Item 10 Executive Compensation for the periods presented herein. The determination to restate the disclosure was made as a result management’s identification of certain errors in the disclosure in the Original Report.

The disclosures in this Form 10-KSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report. Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Item 6. Management Discussion And Analysis Or Plan Of Operation

Results of Operations - Fiscal years Ended March 31, 2006 and March 31, 2005

Sales. Total sales were $253 in fiscal 2006 compared to $13,412 in fiscal 2005, a decrease of $13,159, or 98%. The decrease in sales was attributable to the fact that since the license with Fox television had expired, the Company stopped selling America's Most Wanted playing cards in the first quarter of fiscal 2005.

Cost of Goods Sold. Cost of goods sold was $0 in fiscal 2006, compared to cost of goods sold of $11,856 in fiscal 2005, which represented 88,4% of sales. The decrease in cost of goods sold in 2006, and the increase in cost of goods sold as a percentage of sales, is primarily due to termination of sales of the America's Most Wanted playing cards in the first quarter of fiscal 2005.

Operating Costs. Operating costs were $9,390,380 in fiscal 2006, compared to $6,886,010 in fiscal 2005, a 36% increase. 92% of this increase of $2,504,370 is directly attributable to increases of $938,500 in our payroll and increases of $1,367,971 in expenditures to outside consultants. 43% of the operating costs are attributable to compensation to employees paid in shares and warrants valued at $4,033,600. Another 43% of the operating costs are attributed to compensation to consultants paid in shares and warrants valued at $4,018,721.

Operating (Loss)/Profit. Operating loss for fiscal 2006 was ($9,390,127) compared to operating loss of ($6,884,454) in fiscal 2005, an increase of 36%. 92% of this increase of $2,504,370 is directly attributable to increases of $938,500 in our payroll and increases of $1,367,971 in expenditures to outside consultants.

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

Employees	Shares	Warrants	Value
CEO	12,500,000	661,880	$3,252,081
Corporative Secretary	3,300,000	-	$825,000
Webmaster & Graphic Artist	1,530,000	-	$382,500
CFO	-	250,000	$67,450
Analyst/Programmer	115,621	450,000	$115,843
Project Manager	-	115,000	$23,813
Sub-total	17,445,621	1,476,880	$4,666,687
Consultants
Marketing	1,200,000	-	$300,000
COO	-	913,675	$185,563
Technology Manager	-	3,250,000	$857,750
Business Development	-	250,000	$48,350
Communications	150,000	-	$37,500
V.P. R&D	54,264	1,375,000	$280,651
Director	500,000	-	$125,000
Office Management	1,200,000	-	$300,000
IR	1,050,000	-	$262,500
Sub-total	4,154,264	5,788,675	$2,397,314
Total	21,599,885	7,265,555	$7,064,001

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

During the year ended March 31, 2006, one of our officers forgave accrued payroll totaling $60,000. Due to the related party nature of the debt forgiveness, we recorded the forgiveness as a capital contribution.

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

Employees	Shares	Warrants	Value
CEO	3,400,000	1,881,113	$1,240,707
Corporative Secretary	800,000	-	$200,000
Webmaster	170,000	-	$42,500
Graphic Artist	75,000	-	$18,750
New CFO	-	7,250,000	$2,173,550
Marketing	35,000	-	$8,750
Sub-total	4,480,000	9,131,113	$3,684,257
Consultants
Security Filings	500,000	-	$125,000
Sales & Support Manager	500,000	-	$125,000
New COO	-	7,250,000	$2,173,550
Technology Manager	-	-	$-
Business Development	200,000	-	$50,000
Communications	50,000	-	$12,500
Director	95,000	-	$23,750
Graphic	8,000	-	$2,000
IR	50,000	-	$12,500
Sub-total	1,403,000	7,250,000	$2,524,300
Total	5,883,000	16,381,113	$6,208,557

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

Cash requirements, Liquidity and Capital Resources

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At March 31, 2006, we had negative cash on hand, a bank overdraft of $733 and a negative working capital position of approximately $1,649,544, of which $174,279 was in the form of shareholder loans and $69,000 is unpaid compensation due to employees.

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

During the year ended March 31, 2006, 740,000 shares of common stock were issued upon exercise of warrants at $.10 per share for $74,000.

A summary of the status of the warrants granted at March 31, 2006 and 2005 and changes during the years then ended is presented below.

	For the Years Ended March 31
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	17,843,954	$.06	931,000	$.50
Granted	8,585,930.05		16,912,954.03
Exercised	10,555,000.01		—	—
Forfeited	10,888,000.02		—	—
Expired	—	—	—	—

Outstanding at end of period	4,986,884	$.23	17,843,954	$.06

Weighted average fair value of
options granted during the period	8,585,930	$.05	16,912,954	$.03

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [Continued]

A summary of the status of the warrants outstanding at March 31, 2006 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$.001	125,000	1.0 years	$.001	125,000	$.001
.05	2,956,668	4.1 years	.05	2,956,668.05
.10	250,000	4.3 years	.10	250,000.10
.20	325,000	4.8 years	.20	325,000.20
.40	87,500	4.6 years	.40	87,500.40
.50	698,000	0.2 years	.50	698,000.50
1.00	544,716	2.7 years	1.00	544,716	1.00
$.001 - 1.00	4,986,884	3.4 years	$.23	4,986,884	$.23

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

Management Compensation - As of March 31, 2006 and 2005, the Company has accrued salary owed to officers/shareholders of the Company of $69,000 and $65,000. Salary expense to the officers/shareholders for the years ended March 31, 2006 and 2005 amounted to cash payments of $105,750 and $56,833, respectively. The Company also issued 1,575,555 and 16,381,113 warrants valued at $312,644 and $4,737,807, and also issued 15,800,000 and 4,795,000 shares of common stock valued at $3,950,000 and $1,198,750, respectively, as compensation to officers/shareholders.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Years Ended
	2006	2005
Loss from continuing operations
(numerator)	$(9,437,792)	$(7,012,546)

Loss from discontinued operations
(numerator)	(66,428)	—

Gain (loss) on disposal of
discontinued operations
(numerator)	(415)	—
Loss available to common
shareholders (numerator)	$(9,504,635)	$(7,012,546)
Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	75,654,711	38,200,608

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

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended March 31, 2006 (collectively, the named executive officers) and for services during the fiscal years ended March 31, 2005 and 2004:

Summary Compensation Table
			Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year		Salary ($)		Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options	All Other Compensation

Pierre Cote	2006		130,000	(1)	1,750,000	(2)	1,416,081	(3)	—	—	—
Director and CEO	2005		130,000	(1)	—		1,110,707		—	—	—
	2004		130,000	(1)	—		—		—	—	—

Serge Carrier	2006	(4)	130,000				105,563			—	—
Director and VP Business Development	2005		33,000	(5)	—		2,173,550		—	—	—
	2004		—		—		—		—	—	—

Jean Lajoie	2005		30,000	(6)	—		2,173,550		—	—	—

Kayla Keophounsouk	2006		60,000		500,000	(2)	325,750	(3)	—	—	—
Secretary	2005		60,000		—		200,000		—	—	—
	2004		52,000		—		—		—	—	—

Jean Houle	2006
Director	2005		—		125,000	(2)	—			—	—
	2004		—		—		—		—	—	—

(1)
Mr. Cote accrued his salary and other annual compensation in the fiscal years 2004, 2005, and 2006, he was not paid in cash.  Mr. Cote converted his accrued salary and other annual compensation for the fiscal years 2003, 2004, and 2005, in March 2005 into 1,881,113 warrants to purchase common stock.  He received $11,000 in salary in May 2005, accrued unpaid salary of $33,000 for 206, received common stock valued at $3,125,000 and warrants valued at $127,081.

(2)	Mr. Cote and Kayla Keophounsouk and Jean Houle received a signed on bonus of 9,500,000 shares of common stock valued at $0.25 per share.
(3)
Mr. Cote receives 1,000,000 shares of common stock annually per this employment contract, Kayla Keophounsouk receives 400,000 annually per her employment contract. These shares issuance are valued at $0.25 per share.

(4)	Mr. Carrier was paid for 2006 $14,000 in cash for salary, accrued unpaid salary of $36,000 and warrants valued at $185,563.
(5)	Represents a prorated portion of his employee contract as earned.
(6)	Represents a prorated portion of his employee contract as earned.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 24, 2006.

FACE PRINT GLOBAL SOLUTIONS, INC.

Face Print Global Solutions, Inc.

/s/ Pierre Cote
Pierre Cote, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

NAME	TITLE	DATE

/s/ Pierre Cote	Chairman, CEO; principal accounting officer; and principal financial officer	August 24, 2006
Pierre Cote

/s/ Kayla Keophounsouk	Director, Secretary and Treasurer	August 24, 2006
Kayla Keophounsouk

/s/ Serge Carrier	Director	August 24, 2006
Serge Carrier

/s/ Jean Houle	Director	August 24, 2006
Jean Houle