Form 10KSB/A
period 2006-03-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2006-09-07
CIK 1263764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes ☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant's revenue for its most recent fiscal year: $253.

The aggregate market value of voting stock held by non-affiliates of the registrant was $3,435,120 (35,052,247 shares at $0.098 per share) as of July 13, 2006.

The number of shares of Common Stock outstanding as of August 31, 2006 was 88,505,657.

Transitional Small Business Disclosure Format: ☐ Yes  ☒ No

EXPLANATORY NOTE

Face Print Global Solutions, Inc. (referred to in this discussion as “we”, “us” or “our”) is amending its Annual Report on Form 10-KSB for the year ended March 31, 2006 (the “Original Report”) for the purpose of revising its disclosure in Item 8A Controls and Procedures for the periods presented herein..

This Annual Report on Form 10-KSB/A for the year ended March 31, 2006 amends and restates its disclosure in Item 8A Controls and Procedures for the periods presented herein. The determination to restate the disclosure was made as a result management’s identification of internal control deficiencies..

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

Distribution, Marketing and Website

Face Print’s marketing strategy targets the public safety and security markets . These markets include: law enforcement and homeland security, military access control, immigration and border controls, correctional departments, government agencies (DMV, DOJ), casinos and financial institutions.

Value-added services . Face Print’s plan includes providing customers with added value services.  Within this framework, Face Print will be among the first companies in biometrics offering online courses with the Company’s e-learning division to ensure private security and law enforcement personnel to receive adequate training in identification and verification, and in the use of new technologies.

Distribution . Face Print will distribute its products and services both directly, through strategic alliances, and through resellers, in order to maximize penetration into the target market. The majority of the Company’s orders will be generated by in-house senior sales representatives (government agencies and lobbying) and by Face Print’s channel of strategic partners.

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

With this algorithm, it will be possible to have a standardized encoding system on all identity cards, papers, credit cards or other identification.  All identification cards and papers will utilize encryption that makes it impossible for any to slip through the system. This is because we are dealing with a segmented E-DNA, which is a unique encrypted code of 216 to the 64 th power. Thus, the new E-DNA Bioprint Coding System will have the capacity of generating millions and millions of different faces that will be simply transformed into a digit number to be inserted on a SmartChip / SmartCard and/or software. FGS will soon be able to put a number on all existing faces.  In the field of biometry, this will be a major breakthrough.  As unique as fingerprints or DNA, it opens the path to the development of many other applications.

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

(45)   On August 22, 2005, we issued 500,000 shares of common stock to Jean Houle, in connection with exchange for services as a Director. The services were valued at $125,000 and paid in shares at a rate of $0.25 per share . These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Our management determined that a material weakness related to our internal controls and procedures existed. As part of the March 31, 2006 audit, our management determined that there were certain material weaknesses in internal controls and procedures related to the financial reporting process at March 31, 2006. Management believes that it has taken sufficient steps necessary to correct its internal control and procedures related to the financial reporting process including retaining an external expert to review all significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements contained in this report.

Face Print may need to raise additional capital or debt financing to sustain operations .   Unless Face Print can become profitable with the existing sources of funds Face Print has available or the Company’s operations generate sufficient cash flows to enable the Company to generate a profit on a sustained basis, Face Print will require additional capital to sustain operations and Face Print may need access to additional capital or additional debt financing to grow its operations. In addition, to the extent that Face Print has a working capital deficit and cannot offset the deficit from profitable sales, Face Print may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. Face Print cannot assure that financing, whether from external sources or related parties, will be available if needed or on favorable terms. Face Print’s potential inability to obtain adequate financing, if necessary, will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to the Company’s business and may result in a lower stock price and could cause Face Print to cease operations altogether.

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

Cornell Capital Partners will pay less than the then-prevailing market price of Face Print’s common stock under the equity distribution agreement .    Cornell Capital Partners will retain 9% from each advance under the Equity Distribution Agreement. These discounted sales could cause the price of Face Print’s common stock to decline.

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

Item 7. Financial Statements

FACE PRINT GLOBAL SOLUTIONS, INC.
AND SUBSIDIARY

CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2006

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE

—	Consolidated Balance Sheets,
	March 31, 2006	F - 4 - F - 5

—	Consolidated Statements of
Operations, for the years ended
	March 31, 2006 and 2005	F - 6 - F - 7

—	Consolidated Statements of
Stockholders’ Equity (Deficit), for the years ended
	March 31, 2006 and 2005	F - 8 - F - 9

—	Consolidated Statements of
Cash Flows, for the years ended March 31, 2006
	and 2005	F - 10 - F -12

—	Notes to Consolidated
	Financial Statements	F - 13 - F -28

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

[ Continued ]

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

[ Continued ]

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
[ Continued ]

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

[ Continued ]

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[ Continued ]

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
[ Continued ]

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

FacePrint Global Solutions, Inc. (“Subsidiary”) was organized under the laws of the State of California on January 30, 2003. On March 31, 2003, Parent acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed March 17, 2003. The agreement called for Parent to issue 24,070,000 shares of its common stock to the former shareholders of Subsidiary for all 24,070,000 outstanding shares of Subsidiary’s common stock wherein Subsidiary became a wholly-owned subsidiary of Parent [ See Note 2 ]. The acquisition has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. The financial statements reflect the operations of Subsidiary from its inception.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [ Continued ]

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

Stock-Based Compensation  - The Company has one stock-based employee compensation plan [ See Note 6 ]. The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company has not issued any stock options or warrants under the plan.

Research and Development - The Company expenses research and development as incurred. For the years ended March 31, 2006 and 2005, respectively, the Company expensed $734 and $50,000 in research and development.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [ See Note 7 ].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [ See Note 10 ].

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [ Continued ]

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

Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”. SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations [ See Note 3 ].

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

NOTE 6 - CAPITAL STOCK [ Continued ]

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

NOTE 6- CAPITAL STOCK [ Continued ]

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

NOTE 6- CAPITAL STOCK [ Continued ]

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

NOTE 6- CAPITAL STOCK [ Continued ]

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

NOTE 7 - INCOME TAXES [ Continued ]

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES [ Continued ]

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES [ Continued ]

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES [ Continued ]

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES [ Continued ]

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

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, certain of our internal controls were not deemed effective. Management has identified the following internal control deficiencies as of March 31, 2006:

•  Lack of full-time chief financial officer;
•  Review and recording of equity transactions, including equity issued as compensation for services rendered; and
•  Certain end of period reconciliations;

We retained an external expert who reviewed all significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements contained in this report. In addition, we plan on hiring a full-time chief financial officer who will help implement systems and procedures over our internal controls and add internal control expertise. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors as of September 5, 2006. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Office

Pierre Cote	53	President, Chief Executive Officer, principal financial officer, Chairman of the Board of Directors

Serge Carrier	55	VP of Business Development and Director

Kayla Keophounsouk	30	Corporate Secretary, Treasurer and Director

Jean Houle	41	Director

*   All board members serve on the Company’s Audit and Compensation Committees

Pierre Cote , 53, has been Chairman since January 2004. He founded InterQuest, Inc. in March 1994, and was its president until July 2001. InterQuest, Inc. developed facial recognition software and filed for bankruptcy protection under Canadian law in July 2000 in the District of Montreal, Quebec, as the result of a control dispute. Mr. Cote was the largest creditor of InterQuest, Inc. Mr. Cote founded IQ Biometrix, Inc., a Canadian corporation, in September 2000 to attempt to purchase the InterQuest, Inc. assets from the preferred creditor. This acquisition attempt failed and IQ Biometrix, Inc. (Canada) also filed for bankruptcy under Canadian law in the District of Longueil, Quebec. In July 2001, Mr. Cote   founded IQ Biometrix California, Inc, a California corporation, which acquired facial recognition software from the InterQuest, Inc. bankruptcy and further developed and perfected it. Mr. Cote took IQ Biometrix public in 2002 and left IQ Biometrix in June 2002. From June 2002 until February 2003, Mr. Cote investigated various business opportunities. He commenced developing FacePrint's business plan in February 2003 when he organized FacePrint Global Solutions (California). Prior to 1995, he developed and distributed nine successful educational board games. Mr. Cote is also a private investor.

Serge Carrier , 54, Vice-President Business Development of FacePrint, holds masters degrees in Education Technology and in Biophysics, and a Bachelor degree in Chemistry.  Mr. Carrier taught science and computer science until 1986 when he launched Micro-Intel, one of the most dynamic high-tech companies in Canada, publishing over 200 award-winning products while expanding its markets in Canada, Europe and the United States before selling the company in 2004. In his tenure with Micro-Intel, Mr. Carrier negotiated co-production and distribution agreements with such companies as Thomson Learning, Quebecor, Readers Digest, Simon & Schuster, Danone, Apple, Fujisu, Bell, the Canadian Space Agency, Johns Hopkins University, Johnstone Supply, York International, Westinghouse Electric Co., and Alumax. Lecturer and guest speaker several times at the World Education Market, and the Computer Based Learning In Science Conference, Mr. Carrier has significant project management experience and familiarity with the worldwide distance training community. A member of several boards of directors, including that of SODEC and Media Awareness Network, Mr. Carrier brings technical experience as well as over 20 years of business expertise to the projects initiated by the company.

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

Jean Houle , 41, Mr. Houle holds a technical degree in computer sciences from Sherbrooke College (Canada) and has vast experience in business management, software development, computer systems analysis and cash register interfaces.  In 1991, he joined U.S. Farm Systems, a California-based manufacturer of dairy waste handling equipment. Presently, he is the Chief Operating Officer, he led in the expansion of the company, which grew from 12 employees and $1.2 million in sales to over 60 employees and $9.5 million in sales .

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

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended March 31, 2006 (collectively, the named executive officers) and for services during the fiscal years ended March 31, 2005 and 2004:

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Pierre Cote	2006	130,000(1)	1,750,000(2)	1,416,081(3)	—	—	—
Director and CEO	2005	130,000(1)	—	1,110,707	—	—	—
	2004	130,000(1)	—	—	—	—	—

Serge Carrier	2006(4)	130,000		105,563(3)		—	—
Director and VP Business Development	2005	33,000(5)	—	2,173,550	—	—	—
	2004	—	—	—	—	—	—

Jean Lajoie	2005	30,000(6)	—	2,173,550	—	—	—

Kayla Keophounsouk	2006	60,000	500,000(2)	325,750(3)	—	—	—
Secretary	2005	60,000	—	200,000	—	—	—
	2004	52,000	—	—	—	—	—

Jean Houle	2006
Director	2005	—	125,000(2)	—		—	—
	2004	—	—	—	—	—	—

(1)
Mr. Cote accrued his salary and other annual compensation in the fiscal years 2004, 2005, and 2006, he was not paid in cash.  Mr. Cote converted his accrued salary and other annual compensation for the fiscal years 2003, 2004, and 2005, in March 2005 into 1,881,113 warrants to purchase common stock.  He received $11,000 in salary in May 2005, accrued unpaid salary of $33,000 for 2006, received common stock valued at $3,125,000 and warrants valued at $127,081.

(2)	Mr. Cote and Kayla Keophounsouk and Jean Houle received a signed on bonus of 9,500,000 shares of common stock valued at $0.25 per share.

(3)
Mr. Cote receives 1,000,000 shares of common stock annually per his employment contract, Kayla Keophounsouk receives 400,000 annually per her employment contract. These shares issuance are valued at $0.25 per share.

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

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

As of September 5, 2006, the Company had a total of 88,505,657 shares of Common Stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

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

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)	Percent of class(2)(3)
Common Stock	Pierre Cote(4)(5)(6)	40,110,523	42.82%
Common Stock	Kayla Keophounsouk(4)(5)	4,025,000	4.5%
Common Stock	Serge Carrier(4)(5)(7)	8,163,675	9,12%
Common Stock	Jean Houle(4)(8)	705,000	*
Common Stock	All officers and directors as a group (4 persons )	53,004,198	56.03%

(1) The address of each executive officer or director of the Company is 1111 E. Herndon Ave., Suite 115, Fresno, California 93720.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of September 5, 2006, are treated as oustanding only when determining the amount and percentage owned by such individual.

(3) In accordance with the regulations of the SEC, the percentage calculations are based on 88,505,657 shares of Common Stock issued and outstanding as of September 5, 2006, plus shares of Common Stock which may be acquired within 60 days of September 5, 2006, by each individual or group listed.

(4) Director of the Company

(5) Officer of the Company

(6) For Mr. Cote, this total includes 28,252,000 shares held by Mr. Cote and 6m684,031 shares held by Piyada Cote, his wife. This figure includes Mr. Cote's warrants to purchase a further 4,828,659 shares with exercise prices ranging from $0.05 to $1.00 and 345,833 warrants owned by Mrs. Cote with an exercise price of $1.00. Although under California community property law they are deemed to jointly own these shares, Mr. and Mrs. Cote disclaim beneficial ownership in the shares held by each other.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 6, 2006.

FACE PRINT GLOBAL SOLUTIONS, INC.

Face Print Global Solutions, Inc.

/s/ Pierre Cote
Pierre Cote, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

NAME	TITLE	DATE

/s/ Pierre Cote	Chairman, CEO; and principal financial officer	September 6, 2006
Pierre Cote

/s/ Kayla Keophounsouk	Director, Secretary,Treasurer and principal accounting officer	September 6, 2006
Kayla Keophounsouk

/s/ Serge Carrier	Director	September 6, 2006
Serge Carrier

/s/ Jean Houle	Director	September 6, 2006
Jean Houle

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference of our report dated June 18, 2006, relating to the financial statements of Face Print Global Solutions, Inc. as of March 31, 2006, and for the periods then ended, appearing in the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2006, which is incorporated by reference in the Company’s Registration Statement on Form S-8.

/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
September 6, 2006