Form 10QSB
period 2006-09-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2006-11-20
CIK 1263764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.

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

As of November 20, 2006, the registrant had 103,591,128 shares of common stock outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

INDEX
		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation	21

Item 3.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Default Upon Senior Securities	25

Item 6.	Exhibits	25

SIGNATURE PAGE		26

CERTIFICATIONS

FACE PRINT GLOBAL SOLUTIONS, INC.
AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

September 30, 2006

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE

—	Unaudited Condensed Consolidated Balance Sheets, September 30, 2006 and March 31, 2006	1 - 2

—	Unaudited Condensed Consolidated Statements of Operations, for the three and six months ended September 30, 2006 and 2005	3 - 4

—	Unaudited Condensed Consolidated Statements of Cash Flows, for the six months ended September 30, 2006 and 2005	5 - 7

—	Notes to Unaudited Condensed Consolidated Financial Statements	8 - 20

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	March 31,
	2006	2006
CURRENT ASSETS:
Cash	$1,718	$906
Prepaid legal fees	1,563	-

Total Current Assets	3,281	906

PROPERTY AND EQUIPMENT, net	7,348	8,040

Total Assets	$10,629	$8,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$-	$733
Accounts payable	268,971	153,167
Accrued expenses	1,861,874	1,184,185
Advance from related party	117,039	174,279
Accrued payroll	210,938	69,000
Accrued interest	95,439	69,086

Total Current Liabilities	2,554,261	1,650,450

CONVERTIBLE NOTES PAYABLE - related party
(net of discount $240,374 and $16,470 respectively)	435,375	354,280

Total Liabilities	2,989,636	2,004,730

[Continued]

Note: The balance sheet at March 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	September 30,	March 31,
	2006	2006

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value, unlimited number of shares authorized 93,155,183 and 75,654,711 shares issued and outstanding	13,267,652	9,025,014
Additional paid in capital	7,066,117	6,794,713
Retained earnings (deficit)	(23,239,176)	(17,741,911)
	(2,905,407)	(1,922,184)

Less: Treasury stock	(44,850)	(44,850)
Less: Stock subscription receivable	(28,750)	(28,750)
Total Stockholders' Equity (Deficit)	(2,979,007)	(1,995,784)
	$10,629	$8,946

Note: The balance sheet at March 31, 2006 was taken from the audited  financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005
REVENUE	$-	$98	$-	$188

COST OF GOODS SOLD	-	356	-	2,824

GROSS PROFIT (LOSS)	-	(258)	-	(2,636)

EXPENSES:
Selling	3,047	4,025	4,647	5,805
General and administrative	4,560,644	2,441,960	5,424,943	7,752,348
Total Expenses	4,563,691	2,445,985	5,429,590	7,758,153
LOSS BEFORE OTHER INCOME (EXPENSE)	(4,563,691)	(2,446,243)	(5,429,590)	(7,760,789)

OTHER INCOME (EXPENSE):
Interest expense	(52,600)	(12,906)	(67,675)	(21,373)

LOSS BEFORE INCOME TAXES	(4,616,291)	(2,459,149)	(5,497,265)	(7,782,162)

CURRENT TAX EXPENSE	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	$(4,616,291)	$(2,459,149)	$(5,497,265)	$(7,782,162)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued business (net of $0 in income taxes)	-	(18,400)	-	(66,428)

Gain (loss) on disposal of discontinued operations (net of $0 in income taxes)	-	(415)	-	(415)

LOSS FROM DISCONTINUED OPERATIONS	-	(18,815)	-	(66,843)

[Continued]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
NET LOSS	$(4,616,291)	$(2,477,964)	$(5,497,265)	$(7,849,005)

LOSS PER COMMON SHARE
Continuing operations	$(.05)	$(.05)	$(.07)	$(.15)
Operations of discontinued business	$(.00)	$(.00)	$(.00)	$(.00)
Gain (loss) on disposal of discontinued operations	$(.00)	$(.00)	$(.00)	$(.00)

LOSS PER COMMON SHARE	$(.05)	$(.05)	$(.07)	$(.15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(5,497,265)	$(7,849,005)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,379	3,343
Amortization of discount	41,308	6,479
Non-cash services for stock and warrants	4,247,832	6,514,102

Net changes to:
Prepaid expenses	(1,563)	-
Accounts payable	115,804	53,657
Accrued expenses	677,689	815,302
Accrued payroll-officers	141,938	78,000
Accrued interest	26,353	14,878
Net Cash (Used) by Operating Activities	(244,525)	(363,244)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,687)	-
Net Cash (Used) by Investing Activities	(2,687)	-

Cash Flows from Financing Activities:
Bank overdraft	(733)	(1,996)
Increase in advances from related party	247,757	98,874
Proceeds from issuance of common stock	1,000	125
Purchase of treasury stock	-	(64,850)
Proceeds from issuance of notes payable	-	335,000
Net Cash Provided by Financing Activities	248,024	367,153

[Continued]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Six Months
	Ended September 30,

	2006	2005
Net Increase in Cash	812	3,909

Cash at Beginning of Period	906	-

Cash at End of Period	$1,718	$3,909

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7	$2,687
Income taxes	$-	$-

[Continued]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

During the six months ended September 30, 2006:

The Company issued 17,490,472 shares of common stock for services valued at $4,241,640 or approximately $.24 per share.

The Company extended the exercise period of certain warrants an additional four months. This resulted in an additional expense of $6,192.

The Company converted $295,000 of advances to convertible debentures.

The Company, in connection with the issuance of $295,000 in convertible debentures, issued 2,458,333 warrants to purchase common stock. The Company allocated proceeds of $255,212 or approximately $.10 per share to the warrants.

During the six months ended September 30, 2006, the Company, in connection with the issuance of $10,000 in convertible debentures, issued 250,000 warrants to purchase common stock.

During the six months ended September 30, 2005:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30,	March 31,
	2006	2006
Office furniture and equipment	$20,066	$17,378
Website	6,222	6,222
	26,288	23,600

Less: Accumulated depreciation	(18,940)	(15,560)

Net Property and Equipment	$7,348	$8,040

Depreciation expense for the six months ended September 30, 2006 and 2005 was $3,379 and $3,368, respectively.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

	September 30,	March 31,
	2006	2006

The Company issued a $5,000 convertible note payable to Julie Kemp. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $66 and $199, respectively	$4,934	$4,801

The Company issued a $20,000 convertible note payable to Michel Carrier. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $266 and $797, respectively	19,734	19,203

The Company issued a $10,000 convertible note payable to Manon Pardis. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $157 and $470, respectively	9,843	9,530

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE NOTES PAYABLE [Continued]

	September 30,	March 31,
	2006	2006

The Company issued a $200,000 convertible note payable to Gestion Lamvic. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $4,701 and $8,730, respectively	195,299	191,270

The Company issued a $125,000 convertible note payable to 1451063 Ontario. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $2,938 and $5,456, respectively	122,062	119,544

The Company issued a $10,000 convertible note payable to Jean Houle. The note accrues interest at 10% per annum, is due September 2007 and is convertible into common stock at $.50 per share, net of discounts of $487 and $754, respectively	9,513	9,246

The Company issued a $750 convertible note payable to Dean Hash. The note accrues interest at 10% per annum, is due October 10, 2007 and is convertible into warrants at $.50 per share, net of discounts of $43 and $64, respectively	707	686

The Company issued a $255,000 convertible note payable to Pierre Cote. The note accrues interest at 10% per annum, is due June 26, 2008 and is convertible to warrants at $.12 per share or stock at $.06 per share, net of discounts of $191,655 and $0, respectively	63,345	-

The Company issued a $40,000 convertible note payable to Piyada Cote. The note accrues interest at 10% per annum, is due June 26, 2008 and is convertible to warrants at $.12 per share or stock at $.06 per share, net of discounts of $30,062 and $0, respectively	9,938	-

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE NOTES PAYABLE [Continued]

	September 30,	March 31,
	2006	2006
The Company issued a $10,000 convertible note payable to Jean Houle. The note accrues interest at 10% per annum, is due September 2008 and is convertible into common stock at $.04 per share, net of discounts of $10,000 and $0, respectively	-	-
	435,375	354,280
Less: current portion	-	-
Net Convertible Notes Payable	$435,375	$354,280

Amortization of discount for the six months ended September 30, 2006 and 2005 was $41,308 and $6,479, respectively.

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock.

During the six months ended September 30, 2006, 10,000 shares of common stock were issued upon exercise of warrants at $.10 per share for $1,000.

During the six months ended September 30, 2006 the Company issued 16,352,498 shares of common stock for services valued at $4,088,123 or approximately $.25 per share.

During the six months ended September 30, 2006 the Company issued 456,310 shares of common stock for services valued at $114,078 or approximately $.25 per share.

During the six months ended September 30, 2006 the Company, in connection with the issuance of $295,000 in convertible debentures, issued 2,458,333 warrants to purchase common stock. The Company allocated proceeds of $255,212, or approximately $.10 per share to the warrants.

During the six months ended September 30, 2006 the Company issued 447,859 shares of common stock for services valued at $22,369 or approximately $.049 per share.

During the six months ended September 30, 2006 the Company issued 233,805 shares of common stock for services valued at $17,068 or approximately $.073 per share.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

During the six months ended September 30, 2006, the Company extended the exercise period of certain warrants and additional four months. This resulted in an additional expense of $6,192.

During the six months ended September 30, 2006 the Company, in connection with the issuance of $10,000 in convertible debentures, issued 250,000 warrants to purchase common stock. The Company allocated proceeds of $10,000, or $.04 per share to the warrants.

A summary of the status of the warrants granted at September 30, 2006 and March 31, 2006 and changes during the periods then ended is presented below.

	For the Six Months		For the Year Ended
	Ended September 30, 2006		March 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	4,986,884.23		17,843,954	$.06
Granted	2,708,333.11		8,585,930.05
Exercised	10,000.001		10,555,000.01
Forfeited	-	.001	10,888,000.02
Expired	688,000.50		-	-

Outstanding at end of period	6,997,217	$.16	4,986,884	$.23

Weighted average fair value of options granted during the period	2,708,333	$.11	8,585,930	$.05

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- CAPITAL STOCK [Continued]

A summary of the status of the warrants outstanding at September 30, 2006 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$.001	125,000	0.5 years	$.001	125,000	$.001
.05	2,956,668	3.6 years	.05	2,956,668.05
.10	250,000	3.8 years	.10	250,000.10
.12	2,458,333	4.7 years	.12	2,458,333.12
.20	325,000	4.3 years	.20	325,000.20
.40	87,500	4.1 years	.40	87,500.40
1.00	544,716	2.2 years	1.00	544,716	1.00
.04	250,000	2.0 years	.04	250,000.04
$.001 - 1.00	6,997,217	3.7 years	$.16	6,997,217	$.16

In January of 2006, the Board of Directors voted and approved a stock incentive plan (the 2006 Plan). The 2006 Plan provided for the grant of both incentive and non-qualified options to purchase up to 3,000,000 shares of the Company’s common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options at $0.10 was not less than the fair market value of the underlying stock at the date of the grant. At September 30, 2006 2,595,621 options were granted.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has an approximate net operating loss carryforward of $17,230,000 which expires in various years through 2027 and an approximate capital loss carryforward of $67,000 which expires in the year 2011.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

Deferred tax assets are comprised of the following:

	September 30,	March 31,
	2006	2006
Deferred tax assets:
Excess of tax over book basis of fixed assets	$908	$383
Net operating loss carryforward	3,865,667	2,669,736
Capital loss carryforward	15,046	15,046
Accrued compensation	47,482	15,532
Less valuation allowance	(3,929,103)	(2,700,697)

	$-	$-

The Company had no deferred tax liabilities at September 30, 2006 and 2005. The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. At September 30, 2006 and 2005, the Company has recorded a valuation allowance of $3,929,103 and $2,296,000 to fully offset the deferred tax asset resulting in an increase in the valuation allowance of $198,042 and $1,501,000, respectively.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the periods ended September 30, 2006 and 2005 is as follows:

	September 30,
	2006	2005

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax	7.51%	7.51%
Change in valuation allowance	(22.35)%	(19.29)%
Nondeductible compensation	(0.57)%	(0.01)%
Other	0.41%	(3.21)%

Effective tax rate	—	—

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Advances from Related Party - Officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company totaling $247,757. Advances of $295,000 were converted into convertible notes payable and warrants during the six months ended September 30, 2006.

Management Compensation - As of September 30, 2006, the Company has accrued salary owed to officers/shareholders of the Company of $210,938. Salary expense to the officers/shareholders for the six months September 30, 2006 and 2005 amounted to cash payments of $174,704 and $72,000, respectively. The Company also issued 0 and 1,077,350 warrants valued at $0 and $243,676, and also issued 4,760,000 and 22,000,000 shares of common stock valued at $1,190,000 and $5,500,000, respectively, as compensation to officers/shareholders.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Loss from continuing operations (numerator)	$(4,616,291)	$(2,459,149)	$(5,497,265)	$(7,782,162)

Loss from discontinued operations (numerator)	-	(18,400)	-	(66,428)

Gain(loss) on disposal of discontinued operations (numerator)	-	(415)	-	(415)

Loss Available to common shareholders (numerator)	$(4,616,291)	$(2,477,964)	$(5,497,265)	(7,849,005)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	88,140,602	54,237,592	82,816,271	51,694,408

At September 30, 2006, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

Public Relations - In March 2005, the Company signed an investors relations’ agreement with Coffin Partners for investor relations services.  Coffin Partners prepared a public relations plan for the Company and advised the management on investor relations. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share for 50,000 shares. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The term of this agreement was for the period March 1, 2005 through April 30.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES [Continued]

R&D Agreement - In May 2005, the Company signed a three year agreement with Gestion Renaud Nadeau Inc. for R&D services. The agreement calls for the Company to pay a fee of $4,000 per month. For the three years commitment to participate in the development of the Company, Consultant is entitled to receive 5 year warrants to buy 3,600,000 shares of the capital of the Company at a price of $0.001 per share. A first warrant of 500,000 shares has been issued upon execution of the agreement. Warrants for the remaining 3,100,000 shares will be issued monthly for the next 31 months at a rate of 100,000 shares per month. The Company has agreed to issue to Consultant 5 year warrants to buy 1,500,000 common shares at a price of $0.001 per share: each warrant will be for 125,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters.

Analyst Programmer Agreement - In May 2005, the Company signed a three year agreement with Martin Longpré for software development services. The agreement calls for the Company to pay a fee of $4,300 per month. For the three years commitment to participate in the development of the Company, Consultant is entitled to receive 5 year warrants to buy 1,080,000 shares of the capital of the Company at a price of $0.001 per share. A first warrant of 150,000 shares has been issued upon execution of the agreement. Warrants for the remaining 930,000 shares will be issued monthly for the next 31 months at a rate of 30,000 shares per month. The Company has agreed to issue to Consultant 5 year warrants to buy 600,000 common shares at a price of $0.001 per share: each warrant will be for 50,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES [Continued]

Rental Agreement - In March 2003, the Company assumed an office lease for 1,792 square feet in Fresno, California from its majority founder that expires November 30, 2007. Rent expense for the six months ended September 30, 2006 and 2005 was $14,265 and $19,380, respectively. The future minimum lease payments are as follows:

Years Ended September 30:
2007	$34,692
2008	5,820
2009	-

Total	$40,512

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

NOTE 10 - SUBSEQUENT EVENTS

In October 2006, the Company issued 385,000 shares of common stock for services in connection to employment and consulting agreements.

In October 2006, the Company issued 500,000 free trading shares of common stock for consulting services valued at $10,000.00 or approximately $0.02 per share.

In October 2006, the Company issued 225,000 free trading shares of common stock in connection to an employment agreement, valued at $6,750.00 or approximately $0.03 per share.

In October 2006, a $10,000 convertible note payable was converted into 500,000 shares of common stock.

In October 2006, the Company issued 350,000 free trading shares of common stock in connection to an employment agreement, valued at $5,250.00 or approximately $0.015 per share.

In October 2006, the Company issued 3,615,000 free trading shares of common stock for consulting services valued at $43,380.00 or approximately $0.012 per share.

In October 2006, the Company issued 310,000 free trading shares of common stock for consulting services, valued at $4,650.00 or approximately $0.015 per share.

In November 2006, the Company issued 575,000 free trading shares of common stock in connection to employment agreement, valued at $6,900.00 or approximately $0.012 per share.

In November 2006, the Company issued 3,976,045 free trading shares of common stock for consulting services valued at $39,760.45 or approximately $0.01 per share.

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

In addition, FGS is seeking to distribute existing related technology products into our target customer base to grow our own customer base, while building a competent sales and marketing team. At September 30, 2006, we had four full time employees and five part time consultants.

Cash requirements, Liquidity and Capital Resources

We have substantially no cash necessary to operate and do not have any material revenues. Our principal source of operating capital has been provided by private sales of our common stock and convertible notes, stockholder loans, and stock issued for services. During the six months ended September 30, 2006, we issued 17,490,472 shares of common stock for services valued at $4,241,640, or approximately $0.24 per share. In connection with the issuance of $295,000 in convertible debentures, the Company issued 2,458,333 warrants to purchase common stock and allocated proceeds received of approximately $.10 per share to the warrants. A corresponding discount of $255,212 was recorded for the convertible debentures. We issued 10,000 shares of common stock for warrants exercised at $1,000, or $0.10 per share.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 2006 TO SIX MONTHS ENDED SEPTEMBER 30, 2005.

REVENUES. We had no revenues for the six months ended September 30, 2006, compared to $188 for the six months ended September 30, 2005.

COST OF GOODS SOLD. We had no cost of goods for the six months ended September 30, 2006, compared to $2,824 for the six months ended September 30, 2005.

EXPENSES. Total Expenses were $5,429,590 for the six months ended September 30, 2006, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus total expenses of $7,758,153 for the six months ended September 30, 2005. The decrease in expenses of $2,328,563 or 30% is due to a severe lack of liquidity, which caused the Company to reduce operating activities, and hence associated operating expenses.

OTHER INCOME (EXPENSE). Other income and (expense) was ($67,675) for the six months ended September 30, 2006 compared to ($21,373) for the six months ended September 30, 2005. The increase is due to increased interest expense.

NET LOSS. We reported a net loss of $5,497,265, or $0.07 per common share, basic and diluted, for the six months ended September 30, 2006 versus a net loss of $7,849,005, or $0.15 per common share, basic and diluted, for the six months ended September 30, 2005. The decrease in the loss of $2,351,740 or 30% is related to the Company’s decrease in expenses, which also decreases by 30% for the same period.

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At September 30, 2006, we had $1,718 of cash on hand, a bank overdraft of nil, and a negative working capital position of approximately $2,550,980, of which $117,039 was shareholder loans and $210,938 is unpaid compensation due to employees.

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

Other than the Stand-By Equity Agreement with Cornell Capital Partners, which we do not presently have access to draw down on, we do not have any agreements or understandings with respect to sources of capital. We have not identified any other potential sources. It's likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Robert Rios filed three causes of action against the Company on September 26, 2006, which are in respect to an employment agreement with Mr. Rios that was terminated by the Company in 2005. The plaintiff seeks general and special damages of $200,000, and unspecified punitive damages. The Company believes that these claims have no merit and the Company plans to file a formal response and to launch a countersuit against Mr. Rios in due course.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2006, the Company issued 10,000 shares of common stock in connection to a warrant exercise at $0.10 for a cash payment of $1,000. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In July 2006, the Company issued 375,000 shares of common stock for services in connection to employment agreements, valued at $26,250 or approximately $0.07 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In August 2006, the Company issued 450,000 shares of common stock for consulting services in connection to a consultant contract, valued at $45,000, or approximately $0.10 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In August 2006, the Company issued 573,690 shares of common stock for consulting services in connection to a consultant contract, valued at $40,158, or approximately $0.07 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In August 2006, the Company issued 1,200,000 shares of common stock for consulting services in connection to a consultant contract, valued at $48,000 or approximately $0.04 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In September 2006, the Company issued 3,000,000 shares of common stock for consulting services in connection to a consultant contract, valued at approximately $0.03 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In September 2006, the Company converted $10,000 of Note Payable to convertible debentures. In connection with the issuance of the $10,000 in convertible debentures, the Company issued 250,000 warrants to purchase common stock. These issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACE PRINT GLOBAL SOLUTIONS, INC.

Date: November 20, 2006	/s/ Pierre Cote
Pierre Cote
Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

Date: November 20, 2006	/s/ Canon Bryan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization between Dostuk Holdings, Inc. and FacePrint Global Solutions, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Articles of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (2)

10.1	Professional Services Agreement dated September 29, 2006 by and between Canon Bryan and the Company (3)
10.2	2006 Consultant Stock Plan (4)
10.3	2006 Equity Incentive Plan (5)
10.4	Amended and Restated 2006 Equity Incentive Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer and Principal Financial Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Principal Financial Officer
32.2	Section 1350 Certification by the Company’s Chief Financial Officer

*	Filed herewith
(1)	Filed with Amendment No.1 to the Company’s registration statement on Form SB-2/A (file number 333-109763) on December 12, 2003 and incorporated by reference.
(2)	Filed with the Company’s registration statement on Form SB-2 on October 17, 2003 (file number 333-109763) and incorporated by reference.
(3)	Filed with the Company’s current report on Form 8-K on September 29, 2006 and incorporated by reference.
(4)	Filed with the Company’s registration statement on Form S-8 on July 25, 2006 (file number 333-136020)Current Report on Form 8-K on September 29, 2006 and incorporated by reference.
(5)	Filed with the Company’s registration statement on Form S-8 on October 4, 2006 (file number 333-137796) and incorporated by reference.
(6)	Filed with the Company’s post-effective amendment to registration statement on Form S-8 on November 13, 2006 (file number 333-137796) and incorporated by reference.