Form 10KSB/A
period 2006-03-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2007-01-09
CIK 1263764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

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

The number of shares of Common Stock outstanding as of January 3, 2007 was 103,591,128.

Transitional Small Business Disclosure Format: ☐ Yes  ☒ No

EXPLANATORY NOTE

Face Print Global Solutions, Inc. (referred to in this discussion as “we”, “us” or “our”) is amending its Annual Report on Form 10-KSB for the year ended March 31, 2006 (the “Original Report”) for the purpose of revising its disclosure in Item 8A Controls and Procedures for the periods presented herein.

This Annual Report on Form 10-KSB/A for the year ended March 31, 2006 amends and restates its disclosure in Item 8A Controls and Procedures for the periods presented herein. The determination to restate the disclosure was made as a result management’s identification of internal control deficiencies. The restated disclosure states the internal control deficiencies; their impact on the Company’s financial reporting and what steps the Company has taken to correct those deficiencies.

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

A complete solution . Together with its partners, Face Print offers specialized biometric services from the planning stage of a project to implementation and after-sales service and support - turnkey solutions for the Company’s worldwide customers. Forging strong bonds with business partners generates a feeling of trustworthiness and accountability among Face Print’s potential customers, even when it comes to new technologies

Competition

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

Ours common stock may be affected by limited trading volume and may fluctuate significantly, which may affect the Company’s shareholders' ability to sell shares of their common stock. Prior to the date of this prospectus, there has been a limited public market for Face Print’s common stock and there can be no assurance that a more active trading market for the Company’s common stock will develop. An absence of an active trading market could adversely affect Face Print’s shareholders' ability to sell the Company’s common stock in short time periods, or possibly at all. Face Print’s common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the Company’s common stock without regard to its operating performance. In addition, Face Print believes that factors such as quarterly fluctuations in its financial results and changes in the overall economy or the condition of the financial markets could cause the price of Face Print’s common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Face Print will have poor results in the future. Face Print cannot predict the actions of market participants and, therefore, can offer no assurances that the market for the Company’s stock will be stable or appreciate over time. The market factors may negatively impact on Face Print’s shareholders' ability to sell shares of the Company's common stock .

Our common stock is deemed to be "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements. Face Print’s common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. This classification may reduce the potential market for Face Print’s common stock by reducing the number of potential investors. This may make it more difficult for investors in Face Print’s common stock to sell shares to third parties or to otherwise dispose of them. This could cause Face Print’s stock price to decline. Penny stocks are stocks:
•	With a price of less than $5.00 per share;

•	That are not traded on a "recognized" national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

CONSOLIDATED BALANCE SHEET

March 31, 2006

2006

ASSETS

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31, 2006 and 2005

	Common Stock		Deficit Accumulated During the Development	Subscription	Treasury	Additional Paid In
	Shares	Amount	Stage	Receivable	Stock	Capital	Total

BALANCE, March 31, 2004	35,251,000	$671,724	$(1,224,730)	$—	$—	$114,387	$(438,619)

Cancellation of common stock valued at $.01 per share	(3,100,000)	—	—	—	—	—	—

Common Stock issued for cash valued at $.25 per share	40,000	5,085	—	—	—	4,915	10,000

Common Stock issued for debt valued at $.50 per share	1,437,364	718,682	—	—	—	—	718,682

Common Stock issued for services valued at $.25 per share	5,583,000	1,395,750	—	—	—	—	1,395,750

Common stock issued for subscription receivable valued
at $.25 per share	115,000	14,621	—	(28,750)	—	14,129	—

Warrants issued to CEO for debt and services valued at $.21 per share	—	—	—	—	—	390,707	390,707

Warrants issued for services valued at $.30 per share	—	—	—	—	—	4,347,100	4,347,100

Warrants issued with debt valued at $.15 per share	—	—	—	—	—	81,014	81,014

Warrants issued for debt valued at $.25 per share	—	—	—	—	—	3,913	3,913

Net loss for the period ended March 31, 2005	—	—	(7,012,546)	—	—	—	(7,012,546)

BALANCE, March 31, 2005	39,326,364	$2,805,862	$(8,237,276)	$(28,750)	$—	$4,956,165	$(503,999)

Treasury stock purchases valued at $.10 per share	—	$—	$—	$—	$(41,100)	$—	$(41,100)

Treasury stock purchased valued at $.15 per share	—	—	—	—	(3,750)	—	(3,750)

Treasury stock purchased valued at $.20 per share	—	—	—	—	(20,000)	—	(20,000)

Treasury stock issued for services valued at $.20 per share	—	—	—	—	20,000	—	20,000

Cancellation of common stock valued at $.25 per share	(22,834,461)	(5,708,615)	—	—	—	—	(5,708,615)

Common stock issued for services valued at $.12 per share	200,000	24,000	—	—	—	—	24,000

Common stock issued for services valued at $.25 per share	46,569,346	11,642,336	—	—	—	—	11,642,336

Common stock issued for warrants exercised at
$.001 per share	9,815,000	9,815	—	—	—	—	9,815

Common stock issued for services valued at $.10 per share	1,000,000	100,000	—	—	—	—	100,000

Common stock and warrants issued for cash valued
at approximately $.10 per share of common stock and
$.16 per warrant	538,462	56,374	—	—	—	13,626	70,000

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

With respect to the statement in the Form 10-KSB/A filed on September 7, 2006, Item 8A: Controls and Procedures, which does state, “certain of our internal controls were not deemed effective,” we proffer that this statement, regardless of other prior or concurrent conflicting statements, was in fact true from approximately July 2006, up until September 26, 2006. Internal control deficiencies were systemic throughout the Company’s internal control and reporting structures during this period. Furthermore, all statements that contradicted this fact were, upon close review, made in error.

There were no changes to the financial statements or any content in the Form 10-KSB as originally filed except for the internal controls and procedures disclosure and stock-based compensation disclosure in the Management, Discussion and Analysis section. The discrepancies among these statements related to management’s failure to properly review and reconcile the disclosure in the Management, Discussion and Analysis section with the financial statements. The disclosure in the Management, Discussion and Analysis had previously been amended to reconcile with the financial statements.

In Item 8A, the following internal control deficiencies are cited in bullet form:

•	Lack of full-time chief financial officer;

•	Review and disclosure of equity transactions, including equity issued as compensation for services rendered; and

•	Certain end of period reconciliations;

Since inception, the Company has only had access to sufficient capital to fund operations minimally. Executives, employees, independent contractors, and external advisors were engaged, providing the Company with varying levels of expertise. There were not, however, sufficient funds and/or sufficient knowledge by existing employees to retain expertise in the realm of accounting, particularly since July 2006. The Company was not able to retain an accountant to work within the firm that could provide suitable oversight and management of the increasingly complex accounting and reporting structures during this period. Many of the Company’s personnel were remunerated with shares of the Company during this period. The Company failed to procure accounting personnel that would accept this form of payment, and cash resources did not exist to fund the salary of such personnel.

The Company was able to retain an external consultant to provide accounting services to the Company since February 2005. The consultants were not able to provide sufficient services to ensure an adequate internal control structure of the increasingly complex equity transactions. The consultants, with the remuneration that the Company was able to offer them, were only able to compile financial statements and provide support to the Company with the preparation of their audit working papers. They could provide nothing to the Company in addition to those services, including in the areas where the Company required assistance specifically for adequate internal control and reporting structures.

Because of this lack of accounting knowledge within the Company, the following internal control and reporting deficiencies did occur:

•	The Company made erroneous and conflicting statements throughout the continuum of their public filings, from July 2006 to September 2006, specifically with respect to:

a) internal control structures being adequate, when management lacked sufficient knowledge to fully comprehend what constituted an adequate internal control structure, and;

b) their tables of stock-based compensation for the fiscal years 2006 and 2005 which appeared in Part II, Item 6, Management Discussion And Analysis Or Plan Of Operation, of the Form 10-KSB/A.

•
Management failed to properly review and reconcile between disclosures in the Company’s Form 10-KSB and in the financial statements. The Company lacked sufficient accounting knowledge to perform the proper reviews of financial statements and associated material that would have alerted management to any deficiencies or inconsistencies.

Because of these internal control and reporting deficiencies, the following impacts were manifest:

•
The Company filed Form 10 reports and SB registration statements with the Commission that contained conflicting statements with respect to: the Company’s internal control and reporting structures being adequate; reporting being fair and accurate when it may not have been, as described above; and its stock-based compensation tables. Management lacked sufficient accounting knowledge and regulatory experience to comprehend that statements such as these must always be homogeneous and cannot conflict with each other, unless the contradictions are explained comprehensively in the filings, and the prior filings are re-filed with due amendments made.

In order to remedy these internal control and reporting deficiencies, the following measures have been taken as of this writing:

•
A chief financial officer and principal financial officer with adequate knowledge of accounting, internal control, and of US GAAP, has been duly appointed to the Company. This newly-appointed officer is Canon Bryan. He was appointed chief financial officer and principal financial officer of the Company on September 26, 2006. The Form 8-K was filed with the Commission on September 29, 2006. Mr. Bryan has 12 years of experience as a financial officer for public and private companies in Canada and the United States. He has the experience and knowledge to comprehend the Company’s previous internal control and reporting deficiencies, and to ensure that such deficiencies will not recur in future.

•
A thorough review of the Company’s financial recording and reporting structures, internal control structures, and regulatory filings was undertaken by the Company’s newly-appointed CFO, with all deficiencies isolated and clearly marked for remediation. During the course of this review, it was determined that internal control deficiencies existed throughout the control and reporting structure, but that these deficiencies did not result in any errors in the Company’s reporting above and beyond the aforementioned contradictory statements. The Company had very limited operations during the period beginning in the 2006 fiscal year to September 2006, and this explains the lack of any further impact on the reporting.

•	New policies and procedures were put in place to specifically address the internal control deficiencies. Specifically, it has been mandated that:

•	Financial statements and corresponding documentation must be completely approved by the newly-appointed chief financial officer prior to their submission to the auditor or reviewer;

•
End-of-period account reconciliations will be thoroughly reviewed by the chief financial officer to ensure that any discrepancies or deficiencies in the recording of transactions cannot have persisted;

•
Treasury operations would be overseen by the chief financial officer and the chief executive officer. Each transaction would require approval from the same. This is significant, particularly in light of the Standby Equity Distribution Agreement, or SEDA, entered into with Cornell Capital LP, providing the Company with an equity facility equal to $10 million. The use of this facility by the Company will be authorized upon the effectiveness of the Company’s SB-2 Registration Statement, in accordance with said agreement.

In providing these remedies for the internal control and reporting deficiencies, the Company incurred the following costs: The Company was forced to provide remuneration to its newly-appointed chief financial officer. The newly-appointed CFO, Mr. Bryan, has agreed to accept payment in stock-based compensation in lieu of cash until such time that the SEDA with Cornell Capital LP can be authorized for drawdown by the Company. Mr. Bryan’s remuneration from the Company is equal to $150 per hour, payable in shares of the Company. The compensation for the time required by Mr. Bryan to perform all the remedies to the internal control deficiencies was tabulated and was equal to less than $5,000.

No other costs for the remedies of past internal control and reporting deficiencies were required to be incurred at this time. Nor are any projected for the foreseeable future.

The Company will continue to have the newly-appointed chief financial officer and principal financial officer engaged by the Company for an indefinite period. This financial officer will have sufficient knowledge of accounting and of US GAAP to maintain an internal control environment that cannot result in any future reporting or control deficiencies, including the use of the measures described above, and any other measures that are deemed to be relevant. The apportionment of time allocated to internal control and reporting for this financial officer cannot be reasonably estimated at this time. This officer is remunerated at the rate of $150 per hour, when compensated with shares of the Company, or at $75 per hour when compensated with cash. The full-time remuneration of this officer when compensated in shares would be equal to approximately $312,000. The full-time remuneration of this officer when compensated in cash would be equal to approximately $156,000. Other incidental costs, such as the costs of software packages, or increased time of accounting personnel also cannot be reasonably estimated at this time.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting although such changes took place subsequent to the period covered by this report as described above.

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

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended March 31, 2006 (collectively, the named executive officers) and for services during the fiscal years ended March 31, 2005 and 2004:

Summary Compensation Table

			Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year		Salary ($)		Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Pierre Cote	2006		130,000	(1)	1,750,000	(2)	1,416,081	(3)	—	—	—
Director and CEO	2005		130,000	(1)	—		1,110,707		—	—	—
	2004		130,000	(1)	—		—		—	—	—

Serge Carrier	2006	(4)	130,000				105,563	(3)		—	—
Director and VP Business Development	2005		33,000	(5)	—		2,173,550		—	—	—
	2004		—		—		—		—	—	—

Jean Lajoie	2005		30,000	(6)	—		2,173,550		—	—	—

Kayla Keophounsouk	2006		60,000		500,000	(2)	325,750	(3)	—	—	—
Secretary	2005		60,000		—		200,000		—	—	—
	2004		52,000		—		—		—	—	—

Jean Houle	2006
Director	2005		—		125,000	(2)	—			—	—
	2004		—		—		—		—	—	—

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

(4) Director of the Company

(5) Officer of the Company

(6) For Mr. Cote, this total includes 28,252,000 shares held by Mr. Cote and 6,684,031 shares held by Piyada Cote, his wife. This figure includes Mr. Cote's warrants to purchase a further 4,828,659 shares with exercise prices ranging from $0.05 to $1.00 and 345,833 warrants owned by Mrs. Cote with an exercise price of $1.00. Although under California community property law they are deemed to jointly own these shares, Mr. and Mrs. Cote disclaim beneficial ownership in the shares held by each other.

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

4.3	Placement Agent Agreement, dated February 22, 2006, by and among FacePrint Global Solutions, Inc., Newbridge Securities Corporation and Cornell Capital Partners, L.P. (5)

4.4	Form of $0.15 Warrant, dated February 22, 2006, with a five-year term, issued to Cornell Capital Partners, LP (5)

4.5	Form of $0.20 Warrant, dated February 22, 2006, with a five-year term, issued to Cornell Capital Partners, LP (5)

4.6	Form of $0.35 Warrant, dated February 22, 2006, with a five-year term, issued to Cornell Capital Partners, LP (5)

4.7	Form of Convertible Note, Issued in 2005 (6)

4.8	Form of Warrant, issued in 2005, (6)

4.9	Form of Convertible Note Purchase Agreement and Registration Rights Agreement, (6)

10.1	FacePrint Global Solutions Subscription Agreement (4)

10.2	Stock Option Plan, filed as an Exhibit to the January 2006 Form S8 Registration Statement

10.3	Employment Agreement of Pierre Cote (6)

10.4	Employment Agreement of Serge Carrier (6)

10.5	Employment Agreement of Kayla Keophounsouk (6)

10.6	Contract with Longpre (6)

23.1	Consent of Auditors*

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 9, 2007.

FACE PRINT GLOBAL SOLUTIONS, INC.

Face Print Global Solutions, Inc.

/s/ Pierre Cote
Pierre Cote, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

NAME	TITLE	DATE

/s/ Pierre Cote	Chairman, Chief Executive Officer	January 9, 2007
Pierre Cote

/s/ Canon Bryan	Chief Financial Officer	January 9, 2007
Canon Bryan

/s/ Jean Houle	Director	January 9, 2007
Jean Houle

/s/ Al Balchi	Director	January 9, 2007
Al Balchi

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
January 8, 2007