Form 10QSB/A
period 2006-06-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2007-01-09
CIK 1263764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No.1

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

As of January 3, 2007, the registrant had 103,591,128 shares of common stock outstanding.

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

EXPLANATORY NOTE

Face Print Global Solutions, Inc. (referred to in this discussion as “we”, “us” or “our”) is amending its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2006 (the “Original Report”) for the purpose of revising its disclosure in Item 3 Controls and Procedures for the periods presented herein.

This Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2006 amends and restates its disclosure in Item 3 Controls and Procedures for the periods presented herein. The determination to restate the disclosure was made as a result management’s identification of internal control deficiencies. The restated disclosure states the internal control deficiencies; their impact on the Company’s financial reporting and what steps the Company has taken to correct those deficiencies.

The disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	March 31,
	2006	2006
ASSETS

CURRENT ASSETS:
Cash	$4,984	$906
Prepaid legal fees	22,255	-

Total Current Assets	27,239	906

PROPERTY AND EQUIPMENT, net	9,122	8,040

Total Assets	$36,361	$8,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank overdraft	$-	$733
Accounts payable	207,506	153,167
Accrued expenses	1,269,443	1,184,185
Advance from related party	15,218	174,279
Accrued payroll	135,000	69,000
Accrued interest	78,653	69,086

Total Current Liabilities	1,705,820	1,650,450

CONVERTIBLE NOTES PAYABLE - related party
(net of discount $266,182 and $16,470 respectively)	399,568	354,280

Total Liabilities	2,105,388	2,004,730

[ Continued ]

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

[ Continued ]

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

[ Continued ]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[ Continued ]

	For the Three Months
	Ended June 30,
	2006	2005
Net Increase in Cash	4,078	10,752

Cash at Beginning of Period	906	-

Cash at End of Period	4,984	$10,752

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7	$16
Income taxes	$-	$-

[ Continued ]

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

[ Continued ]

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE [C ontinued ]

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

NOTE 4- CAPITAL STOCK [ Continued ]

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

NOTE 5 - INCOME TAXES [ Continued ]

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

Management Compensation - As of June 30, 2006, the Company has accrued salary owed to officers/shareholders of the Company of $135,000. Salary expense to the officers/shareholders for the three months ended June 30, 2006 and 2005 amounted to cash payments of $88,715 and $11,000, respectively. The Company also issued 0 and 250,000 warrants valued at $0 and $67,450, and also issued 456,310  and 14,050,000 shares of common stock valued at $114,078 and $3,512,500, respectively, as compensation to officers/shareholders during the three months ended June 30, 2006.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES [ Continued ]

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES [ Continued ]

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES [ Continued ]

Rental Agreement - In March 2003, the Company assumed an office lease for 1,792 square feet in Fresno, California from its majority founder that expires November 30, 2007. Rent expense for the three months ended June 30, 2006 and 2005 was $5,706 and $9,571, respectively. The future minimum lease payments are as follows:

Years Ended June 30:
2007	$34,692
14,550
2008
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

NOTE 10 - SUBSEQUENT EVENTS [ Continued ]

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

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.   The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s controls and procedures are not deemed effective.

There were no changes to the financial statements the Form 10-QSB for this period, save to the internal controls and procedures disclosure.

In Item 8A of our Form 10KSB/A for the year ended March 31, 2006, the following internal control deficiencies are cited in bullet form:

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

Because of these internal control and reporting deficiencies, the following impacts were manifest:

•
The Company filed Form 10 reports and SB registration statements with the Commission that contained conflicting statements with respect to: the Company’s internal control and reporting structures being adequate; reporting being fair and accurate when it may not have been as described above; and its stock-based compensation tables. Management lacked sufficient accounting knowledge and regulatory experience to comprehend that statements such as these must always be homogeneous and cannot conflict with each other, unless the contradictions are explained comprehensively in the filings, and the prior filings are re-filed with due amendments made.

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

FACE PRINT GLOBAL SOLUTIONS, INC.

Date: January 9, 2007	/s/ Pierre Cote
Pierre Cote
Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

/s/ Canon Bryan
Date: January 9, 2007	Canon Bryan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization between Dostuk Holdings, Inc. and FacePrint Global Solutions, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Articles of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (2)

10.1	2006 Consultant Stock Plan (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer*

32.1	Section 1350 Certification by the Company’s Chief Executive Officer*

32.2	Section 1350 Certification by the Company’s Chief Financial Officer*

*	Filed herewith
(1)	Filed with Amendment No.1 to the Company’s registration statement on Form SB-2/A (file number 333-109763) on December 12, 2003 and incorporated by reference.
(2)	Filed with the Company’s registration statement on Form SB-2 on October 17, 2003 (file number 333-109763) and incorporated by reference.
(3)	Filed with the Company’s registration statement on Form S-8 on July 25, 2006 (file number 333-136020) and incorporated by reference.