Form 10QSB/A
period 2006-09-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2007-01-09
CIK 1263764

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

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	21

Item 3.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Default Upon Senior Securities	27

Item 6.	Exhibits	27

SIGNATURE PAGE		28

CERTIFICATIONS

Face Print Global Solutions, Inc. (referred to in this discussion as “we”, “us” or “our”) is amending its Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2006 (the “Original Report”) for the purpose of revising its disclosure in Item 3 Controls and Procedures for the periods presented herein.

This Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2006 amends and restates its disclosure in Item 3 Controls and Procedures for the periods presented herein. The determination to restate the disclosure was made as a result management’s identification of internal control deficiencies. The restated disclosure states the internal control deficiencies; their impact on the Company’s financial reporting and what steps the Company has taken to correct those deficiencies.

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

FACE PRINT GLOBAL SOLUTIONS, INC.
AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

September 30, 2006

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE

—	Unaudited Condensed Consolidated Balance Sheets, September 30, 2006 and March 31, 2006	1 - 2

—	Unaudited Condensed Consolidated Statements of Operations, for the three and six months ended September 30, 2006 and 2005	3 - 4

—	Unaudited Condensed Consolidated Statements of Cash Flows, for the six months ended September 30, 2006 and 2005	5 - 7

—	Notes to Unaudited Condensed Consolidated Financial Statements	8 - 20

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash	$1,718	$906
Prepaid legal fees	1,563	-

Total Current Assets	3,281	906

PROPERTY AND EQUIPMENT, net	7,348	8,040

Total Assets	$10,629	$8,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$-	$733
Accounts payable	268,971	153,167
Accrued expenses	1,861,874	1,184,185
Advance from related party	117,039	174,279
Accrued payroll	210,938	69,000
Accrued interest	95,439	69,086

Total Current Liabilities	2,554,261	1,650,450

CONVERTIBLE NOTES PAYABLE - related party
(net of discount $240,374 and $16,470 respectively)	435,375	354,280

Total Liabilities	2,989,636	2,004,730

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

[ Continued ]

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- CAPITAL STOCK [ Continued ]

A summary of the status of the warrants outstanding at September 30, 2006 is presented below:

	Warrants Outstanding			Warrants Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$.001	125,000	0.5 years	$.001	125,000	$.001
.05	2,956,668	3.6 years	.05	2,956,668.05
.10	250,000	3.8 years	.10	250,000.10
.12	2,458,333	4.7 years	.12	2,458,333.12
.20	325,000	4.3 years	.20	325,000.20
.40	87,500	4.1 years	.40	87,500.40
1.00	544,716	2.2 years	1.00	544,716	1.00
.04	250,000	2.0 years	.04	250,000.04
$.001 - 1.00	6,997,217	3.7 years	$.16	6,997,217	$.16

In January of 2006, the Board of Directors voted and approved a stock incentive plan (the 2006 Plan). The 2006 Plan provided for the grant of both incentive and non- qualified options to purchase up to 3,000,000 shares of the Company’s common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options at $0.10 was not less than the fair market value of the underlying stock at the date of the grant. At September 30, 2006 2,595,621 options were granted.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [ Continued ]

Deferred tax assets are comprised of the following:

	September 30 ,	March 31,
	2006	2006
Deferred tax assets:
Excess of tax over book basis of fixed assets	$908	$383
Net operating loss carryforward	3,865,667	2,669,736
Capital loss carryforward	15,046	15,046
Accrued compensation	47,482	15,532
Less valuation allowance	(3,929,103)	(2,700,697)

	$-	$-

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

(b) Changes in Internal Control over Financial Reporting.  The Company appointed a new Chief Financial Officer on September 26, 2006. With the appointment of the Chief Financial Officer new policies and procedures were put in place to specifically address the internal control deficiencies. Specifically, it has been mandated that:

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

Transition Partners, Limited v. FacePrint Global Solutions, Inc . Transition Partners, Limited filed this action in the District Court for Boulder County, Colorado on August 7, 2006. The Company was served with the Complaint on August 11, 2006. Transition Partners, Limited alleges claims for breach of contract and fraud arising out of the Company's decision to terminate an agreement between the parties. The Company has not yet appeared in the action. Transition Partners, Limited seeks compensatory, consequential and exemplary damages along with pre-judgment interest and attorneys' fees and costs. The Company disputes the allegations and shall vigorously defend itself against the Complaint.

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

FACE PRINT GLOBAL SOLUTIONS, INC.

Date: January 9, 2007	/s/ Pierre Cote
Pierre Cote Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

Date: January 9, 2007	/s/ Canon Bryan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization between Dostuk Holdings, Inc. and FacePrint Global Solutions, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Articles of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (2)

10.1	Professional Services Agreement dated September 29, 2006 by and between Canon Bryan and the Company (3)

10.2	2006 Consultant Stock Plan (4)

10.3	2006 Equity Incentive Plan (5)

10.4	Amended and Restated 2006 Equity Incentive Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer*

32.1	Section 1350 Certification by the Company’s Chief Executive Officer*

32.2	Section 1350 Certification by the Company’s Chief Financial Officer*

*	Filed herewith

(1)	Filed with Amendment No.1 to the Company’s registration statement on Form SB-2/A (file number 333-109763) on December 12, 2003 and incorporated by reference.

(2)	Filed with the Company’s registration statement on Form SB-2 on October 17, 2003 (file number 333-109763) and incorporated by reference.

(3)	Filed with the Company’s current report on Form 8-K on September 29, 2006 and incorporated by reference.

(4)	Filed with the Company’s registration statement on Form S-8 on July 25, 2006 (file number 333-136020)Current Report on Form 8-K on September 29, 2006 and incorporated by reference.

(5)	Filed with the Company’s registration statement on Form S-8 on October 4, 2006 (file number 333-137796) and incorporated by reference.

(6)	Filed with the Company’s post-effective amendment to registration statement on Form S-8 on November 13, 2006 (file number 333-137796) and incorporated by reference.