Form 10QSB/A
period 2006-09-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2007-02-12
CIK 1263764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No.2

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

As of February 12, 2007, the registrant had 122,337,683 shares of common stock outstanding.

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

This Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2006 amends and restates its disclosure in Item 8A Controls and Procedures for the periods presented herein. The determination to restate the disclosure was made as a result management’s identification of internal control deficiencies. The restated disclosure states the internal control deficiencies; their impact on the Company’s financial reporting and what steps the Company has taken to correct those deficiencies as of September 30, 2006.

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

FACE PRINT GLOBAL SOLUTIONS, INC.
AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

September 30, 2006

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE

—	Unaudited Condensed Consolidated Balance Sheets, September 30, 2006 and March 31, 2006	1 - 2

—	Unaudited Condensed Consolidated Statements of Operations, for the three and six months ended September 30, 2006 and 2005	3 - 4

—	Unaudited Condensed Consolidated Statements of Cash Flows, for the six months ended September 30, 2006 and 2005	5 - 7

—	Notes to Unaudited Condensed Consolidated Financial Statements	8 - 20

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$1,718	$906
Prepaid legal fees	1,563	-

Total Current Assets	3,281	906

PROPERTY AND EQUIPMENT, net	7,348	8,040

Total Assets	$10,629	$8,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$-	$733
Accounts payable	268,971	153,167
Accrued expenses	1,861,874	1,184,185
Advance from related party	117,039	174,279
Accrued payroll	210,938	69,000
Accrued interest	95,439	69,086

Total Current Liabilities	2,554,261	1,650,450

CONVERTIBLE NOTES PAYABLE - related party
(net of discount $240,374 and $16,470 respectively)	435,375	354,280

Total Liabilities	2,989,636	2,004,730

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE [Continued ]

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE [Continued ]

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

FACE PRINT GLOBAL SOLUTIONS, INC.

Date: February 12, 2007	/s/ Pierre Cote
Pierre Cote
Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

Date: February 12, 2007	/s/ Canon Bryan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization between Dostuk Holdings, Inc. and FacePrint Global Solutions, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Articles of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (2)

10.1	Professional Services Agreement dated September 29, 2006 by and between Canon Bryan and the Company (3)

10.2	2006 Consultant Stock Plan (4)

10.3	2006 Equity Incentive Plan (5)

10.4	Amended and Restated 2006 Equity Incentive Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer*

32.1	Section 1350 Certification by the Company’s Chief Executive Officer*

32.2	Section 1350 Certification by the Company’s Chief Financial Officer*

*	Filed herewith

(1)	Filed with Amendment No.1 to the Company’s registration statement on Form SB-2/A (file number 333-109763) on December 12, 2003 and incorporated by reference.

(2)	Filed with the Company’s registration statement on Form SB-2 on October 17, 2003 (file number 333-109763) and incorporated by reference.

(3)	Filed with the Company’s current report on Form 8-K on September 29, 2006 and incorporated by reference.

(4)	Filed with the Company’s registration statement on Form S-8 on July 25, 2006 (file number 333-136020)Current Report on Form 8-K on September 29, 2006 and incorporated by reference.

(5)	Filed with the Company’s registration statement on Form S-8 on October 4, 2006 (file number 333-137796) and incorporated by reference.

(6)	Filed with the Company’s post-effective amendment to registration statement on Form S-8 on November 13, 2006 (file number 333-137796) and incorporated by reference.