Form 10QSB
period 2006-12-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2007-02-20
CIK 1263764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006.

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

As of February 19, 2007, the registrant had 122,337,683 shares of common stock outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

INDEX
		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Default Upon Senior Securities	20

Item 6.	Exhibits	20

SIGNATURE PAGE		21

CERTIFICATIONS

FACE PRINT GLOBAL SOLUTIONS, INC.
AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2006

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

		PAGE

—	Condensed Consolidated Balance Sheets, December 31, 2006 (unaudited) and March 31, 2006 (audited)	1

—	Unaudited Condensed Consolidated Statements of Operations, for the three and nine months ended December 31, 2006 and 2005	2

—	Unaudited Condensed Consolidated Statements of Cash Flows, for the nine months ended December 31, 2006 and 2005	3-4

—	Notes to Unaudited Condensed Consolidated Financial Statements	5 - 15

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2006	2006
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$2,014	$906
Prepaid legal fees	1,082	-

Total Current Assets	3,096	906

PROPERTY AND EQUIPMENT, net	5,985	8,040

Total Assets	$9,081	$8,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank overdraft	$-	$733
Note payable - related party	10,000	-
Convertible notes payable - related party
(net of discount $203,119 and $16,470 respectively)	462,631	354,280
Accounts payable	304,074	153,167
Accrued expenses	1,919,578	1,184,185
Advance from related party	127,616	174,279
Accrued payroll	302,813	69,000
Accrued interest	112,207	69,086
Total Current Liabilities	3,238,919	2,004,730

Total Liabilities	3,238,919	2,004,730
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value, unlimited number of shares authorized 103,591,128 and 75,654,711 shares issued and outstanding	13,476,374	9,025,014
Additional paid in capital	7,066,117	6,794,713
Retained earnings (deficit)	(23,698,729)	(17,741,911)
	(3,156,238)	(1,922,184)
Less: Treasury stock	(44,850)	(44,850)
Less: Stock subscription receivable	(28,750)	(28,750)
Total Stockholders' Equity (Deficit)	(3,229,838)	(1,995,784)

	$9,081	$8,946
Note: The balance sheet at March 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
REVENUE	$-	$65	$-	$253
COST OF GOODS SOLD	-	1,722	-	4,546
GROSS PROFIT (LOSS)	-	(1,657)	-	(4,293)

EXPENSES:
Selling	-	805	4,647	6,610
General and administrative	405,502	455,208	5,830,445	8,207,556
Total Expenses	405,502	456,013	5,835,092	8,214,166
LOSS BEFORE OTHER INCOME (EXPENSE)	(405,502)	(457,670)	(5,835,092)	(8,218,459)

OTHER INCOME (EXPENSE):
Interest expense	(54,051)	(13,245)	(121,726)	(34,618)

LOSS BEFORE INCOME TAXES	(459,553)	(470,915)	(5,956,818)	(8,253,077)

CURRENT TAX EXPENSE	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	$(459,553)	$(470,915)	$(5,956,818)	$(8,253,077)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued business (net of $0 in income taxes)	-	-	-	(66,428)

Gain (loss) on disposal of discontinued operations (net of $0 in income taxes)	-	-	-	(415)
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(66,843)
NET LOSS	$(459,553)	$(470,915)	$(5,956,818)	$(8,319,920)

LOSS PER COMMON SHARE
Continuing operations	$(.01)	$(.01)	$(.07)	$(.14)
Operations of discontinued business	$(.00)	$(.00)	$(.00)	$(.00)
Gain (loss) on disposal of discontinued operations	$(.00)	$(.00)	$(.00)	$(.00)
LOSS PER COMMON SHARE	$(.01)	$(.01)	$(.07)	$(.14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended December 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(5,956,818)	$(8,319,920)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,742	4,880
Amortization of discount	78,565	10,382
Non-cash services for stock and warrants	4,446,553	6,915,645

Net changes to:
Prepaid expenses	(1,082)	-
Accounts payable	150,907	52,195
Accrued expenses	735,393	636,675
Accrued payroll-officers	233,813	141,000
Accrued interest	43,121	24,221

Net Cash (Used) by Operating Activities	(264,806)	(534,922)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,687)	-

Net Cash (Used) by Investing Activities	(2,687)	-

Cash Flows from Financing Activities:
Bank overdraft	(733)	(1,906)
Increase in advances from related party	248,334	156,679
Proceeds from issuance of common stock	1,000	109,249
Purchase of treasury stock	-	(64,850)
Proceeds from issuance of notes payable	20,000	335,750

Net Cash Provided by Financing Activities	268,601	534,922
Net Increase in Cash	1,108	-
Cash at Beginning of Period	906	-
Cash at End of Period	$2,014	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[ Continued ]

Supplemental Schedule of Non-cash Investing and Financing Activities:
During the nine months ended December 31, 2006:

The Company issued 16,808,808 shares of common stock for services valued at $4,202,202 or approximately $.25 per share.

The Company issued 233,805 shares of common stock for services valued at $17,068 or approximately $.07 per share.

The Company issued 447,859 shares of common stock for services valued at $22,369 or approximately $.05 per share.

The Company issued 9,936,045 shares of common stock for services valued at $198,721 or approximately $.02 per share.

The Company converted $295,000 of advances to convertible debentures.

The Company, in connection with the issuance of $295,000 in convertible debentures, issued 2,458,333 warrants to purchase common stock. The Company allocated proceeds of $255,218, or approximately $.10 per share to the warrants.

During the nine months ended December 31, 2006, a convertible debenture in the amount of $10,000 was converted to 500,000 shares of common stock.

During the period ended December 31, 2006, the Company extended the exercise period of certain warrants an additional four months. This resulted in an additional expense of $6,192.

During the six months ended September 30, 2006, in connection with the issuance of $10,000 in convertible debentures, issued 250,000 warrants to purchase common stock and allocated proceeds of $10,000 to the warrants.  A corresponding discount of $10,000 was recorded for the convertible debenture.

During the nine months ended December 31, 2005:

The Company issued a total of 21,870,000 shares of common stock for services valued at $5,467,500 or approximately $.25 per share.

The Company issued 5,625,000 warrants to purchase common stock for services rendered. The warrants were recorded at $1,361,761 for approximately $.24 per share.

The Company issued 1,075,555 warrants to purchase common stock for a reduction of accrued debt. valued at $143,000 and for services of $72,194, or approximately $.20 per share.

In connection with the issuance of $335,750 in convertible debentures, the Company issued 167,875 warrants to purchase common stock and allocated proceeds received of approximately $.16 per share to the warrants. A corresponding discount of $27,334 was recorded for the convertible debentures.

The Company transferred 100,000 shares of its treasury stock for reduction of debt valued at $5,810 and for services of $14,190 or approximately $.20 per share.

The Company issued 1,000,000 shares of common stock in exchange for $100,000 of advances from related parties, valued at $.10 per share.

The Company issued 250,000 warrants in exchange for $50,000 of advances from related parties, valued at $.20 per share.

During the nine months ended December 31, 2005, an officer of the Company forgave accrued payroll totaling $60,000. Due to the related nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2006 audited financial statements. The results of operations for the periods ended December 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITEDCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	March 31,
	2006	2006
Office furniture and equipment	$20,066	$17,378
Website	6,222	6,222
	26,288	23,600

Less: Accumulated depreciation	(20,303)	(15,560)

Net Property and Equipment	$5,985	$8,040

Depreciation expense for the nine months ended December 31, 2006 and 2005 was $4,742 and $4,880, respectively.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

	December 31,	March 31,
	2006	2006
The Company issued a $5,000 convertible note payable to Julie Kemp. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $0 and $199, respectively	$5,000	$4,801

The Company issued a $20,000 convertible note payable to Michel Carrier. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $0 and $797, respectively	20,000	19,203

The Company issued a $10,000 convertible note payable to Manon Pardis. The note accrues interest at 10% per annum, is due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $0 and $470, respectively	10,000	9,530

The Company issued a $200,000 convertible note payable to Gestion Lamvic. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $2,686 and $8,730, respectively	197,314	191,270

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE NOTES PAYABLE [Continued ]

	December 31,	March 31,
	2006	2006
The Company issued a $125,000 convertible note payable to 1451063 Ontario. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $1,679 and $5,456, respectively	123,321	119,544

The Company issued a $10,000 convertible note payable to Jean Houle. The note accrues interest at 10% per annum, is due September 2008 and are convertible into common stock at $.02 per share, net of discounts of $8,907 and $754, respectively	1,093	9,246

The Company issued a $750 convertible note payable to Dean Hash. The note accrues interest at 10% per annum, is due October 10, 2007 and is convertible into warrants at $.50 per share, net of discounts of $33 and $64, respectively	717	686

The Company issued a $255,000 convertible note payable to Pierre Cote. The note accrues interest at 10% per annum, is due June 26, 2008 and is convertible to warrants at $.12 per share or stock at $.06 per share, net of discounts of $164,078 and $0, respectively	90,922	-

The Company issued a $40,000 convertible note payable to Piyada Cote. The note accrues interest at 10% per annum, is due June 26, 2008 and is convertible to warrants at $.12 per share or stock at $.06 per share, net of discounts of $25,736 and $0, respectively	14,264	-

	462,631	354,280
Less: current portion	462,631	354,280

Net Convertible Notes Payable, long-term	$-	$-

Amortization of discount for the nine months ended December 31, 2006 and 2005 was $78,979 and $10,382, respectively.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock.

During the nine months ended December 31, 2006, 10,000 shares of common stock were issued upon exercise of warrants at $.10 per share for $1,000.

During the nine months ended December 31, 2006, the Company issued 16,352,498 shares of common stock for services valued at $4,088,123 or, approximately $.25 per share.

During the nine months ended December 31, 2006 the Company issued 456,310 shares of common stock for services valued at $114,078 or approximately $.25 per share.

During the nine months ended December 31, 2006 the Company, in connection with the issuance of $295,000 in convertible debentures, issued 2,458,333 warrants to purchase common stock. The Company allocated proceeds of $255,218, or approximately $.10 per share to the warrants.

During the nine months ended December 31, 2006 the Company issued 447,859 shares of common stock for services valued at $22,369 or approximately $.049 per shares.

During the nine months ended December 31, 2006 the Company issued 233,805 shares of common stock for services valued at $17,068 or approximately $.073 per share.

During the nine months ended December 31, 2006, the Company extended the exercise period of certain warrants an additional four months. This resulted in an additional expense of $6,192.

During the nine months ended December 31, 2006 the Company, in connection with the issuance of $10,000 in convertible debentures, issued 250,000 warrants to purchase common stock. The Company allocated proceeds of $10,000 or $.04 per share to the warrants.

During the nine months ended December 31, 2006 the Company issued 385,000 shares of common stock for services in connection to employment and consulting agreements, valued at $7,700, or approximately $.02 per share.

During the nine months ended December 31, 2006 the Company issued 500,000 free trading shares of common stock for consulting services valued at $10,000.00 or approximately $0.02 per share.

During the nine months ended December 31, 2006 the Company issued 225,000 free trading shares of common stock in connection to an employment agreement, valued at $6,750.00 or approximately $0.03 per share.

During the nine months ended December 31, 2006 a $10,000 convertible note payable was converted into 500,000 shares of common stock.

During the nine months ended December 31, 2006 the Company issued 350,000 free trading shares of common stock in connection to an employment agreement, valued at $5,250.00 or approximately $0.015 per share.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

During the nine months ended December 31, 2006 the Company issued 3,615,000 free trading shares of common stock for consulting services valued at $43,380.00 or approximately $0.012 per share.

During the nine months ended December 31, 2006 the Company issued 310,000 free trading shares of common stock for consulting services, valued at $4,650.00 or approximately $0.015 per share.

During the nine months ended December 31, 2006 the Company issued 575,000 free trading shares of common stock in connection to employment agreement, valued at $6,900.00 or approximately $0.012 per share.

During the nine months ended December 31, 2006 the Company issued 3,976,045 free trading shares of common stock for consulting services valued at $39,760.45 or approximately $0.01 per share.

A summary of the status of the warrants granted at December 31, 2006 and March 31, 2006 and changes during the periods then ended is presented below.
	For the Nine Months		For the Year Ended
	Ended December 31, 2006		March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,986,884.23		17,843,954		$.06
Granted	2,708,333.11		8,585,930.05
Exercised	10,000.001		10,555,000.01
Forfeited	-	-	10,888,000.02
Expired	688,000.50		-		-

Outstanding at end of period	6,997,217	$.23	4,986,884	$	. 23

Weighted average fair value of
options granted during the period	2,708,333	$.11	8,585,930		$.05

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

A summary of the status of the warrants outstanding at December 31, 2006 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.001	125,000	0.2 years	$.001	125,000	$.001
.05	2,956,668	3.3 years	.05	2,956,668.05
.10	250,000	3.5 years	.10	250,000.10
.12	2,458,333	4.5 years	.12	2,458,333.12
.20	325,000	4.0 years	.20	325,000.20
.40	87,500	3.8 years	.40	87,500.40
.04	250,000	2.0 years	.04	250,000.04
1.00	544,716	2.0 years	1.00	544,716	1.00
$.001 - 1.00	6,997,217	3.5 years	$.16	6,997,217	$.16

In January of 2006, the Board of Directors voted and approved a stock incentive plan (the 2006 Plan). The 2006 Plan provided for the grant of both incentive and non-qualified options to purchase up to 3,000,000 shares of the Company’s common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options at $0.10 was not less than the fair market value of the underlying stock at the date of the grant. At December 31, 2006 2,595,621 options were granted.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has an approximate net operating loss carryforward of $17,816,000 which expires in various years through 2027 and an approximate capital loss carryforward of $67,000 which expires in the year 2011.

Deferred tax assets are comprised of the following:

	December 31,	March 31,
	2006	2006

Deferred tax assets:
Excess of tax over book basis of fixed assets	$1,126	$383
Net operating loss carryforward	4,010,466	2,669,736
Capital loss carryforward	15,046	15,046
Accrued compensation	68,163	15,532
Less valuation allowance	(4,094,801)	(2,700,697)

	$-	$-

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [ Continued ]

The Company had no deferred tax liabilities at December 31, 2006 and 2005. The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. At December 31, 2006, the Company has recorded a valuation allowance of $4,094,801 to fully offset the deferred tax asset resulting in an increase in the valuation allowance of $165,698.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the periods ended December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax	7.51%	7.51%
Change in valuation allowance	(16.96)%	(7.94)%
Nondeductible compensation	(5.50)%	(14.30)%
Other	(.05)%	(.27)%

Effective tax rate	—	—

NOTE 6 - RELATED PARTY TRANSACTIONS

Advances from Related Party - Officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company totaling $248,334 during the nine months ended December 31, 2006. Advances of $295,000 were converted into convertible notes payable and warrants during the nine months ended December 31, 2006.

Management Compensation - As of December 31, 2006, the Company has accrued salary owed to officers/shareholders of the Company of $302,813. Salary expense to the officers/shareholders for the nine months ended December 31, 2006 and 2005 amounted to cash payments of $174,704 and $90,000, respectively. The Company also issued 0 and 1,575,555 warrants valued at $0 and $312,644, and also issued 5,835,000 and 22,700,000 shares of common stock valued at $1,211,500 and $5,675,000, respectively, as compensation to officers/shareholders during the nine months ended December 31, 2006.

NOTE 7 - NOTE PAYABLE - RELATED PARTY

In November 2006, the Company entered into a note payable with a related party in the amount of $10,000 at 10% interest per annum. The note payable is with a director of the Company. The note is due on demand, and reflected as a current liability in the condensed consolidated balance sheet at December 31, 2006.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOING CONCERN

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

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:
	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Loss from continuing operations (numerator)	$(459,553))	$(470,915)	$(5,956,818))	$(8,253,077))

Loss from discontinued operations (numerator)	-	-	-	(66,428))

Gain(loss) on disposal of discontinued operations (numerator)	-	-	-	(415))

Loss Available to common shareholders (numerator)	$(459,553))	$(470,915)	$(5,956,818))	$(8,319,920))

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	99,804,845	64,881,326	87,321,418	57,628,535

At December 31, 2006, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES [ Continued ]

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

Public Relations - In March 2005, the Company signed an investors relations' agreement with Coffin Partners for investor relations services.  Coffin Partners prepared a public relations plan for the Company and advised the management on investor relations. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share for 50,000 shares. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The term of this agreement was for the period March 1, 2005 through April 30, 2005.

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

Business Development Agreement - In January 2005, the Company signed a three year agreement with Gestion Académac Inc. for business development services. The agreement calls for the Company to pay a fee of $11,000 per month. For the three years commitment to participate in the structuring and organization of the business operations of the Company, Consultant has been awarded a 5 year warrant to buy 7,000,000 shares of the capital of the Company at a price of $0.001 per share. The Company has also agreed to issue to the Consultant 5 year warrants to buy 3,000,000 common shares at a price of $0.001 per share: each warrant will be for 250,000 shares. The first such warrant has been issued on January 10, 2005, the date of this agreement, and the remaining warrants will be issued at the end of each quarter for a total of 11 successive quarters.

R&D Agreement - In May 2005, the Company signed a three year agreement with Gestion Renaud Nadeau Inc. for R&D services. The agreement calls for the Company to pay a fee of $4,000 per month. For the three years commitment to participate in the development of the Company, Consultant is entitled to receive a 5 year warrant to buy 3,600,000 shares of the capital of the Company at a price of $0.001 per share. A first warrant of 500,000 shares has been issued upon execution of the agreement. Warrants for the remaining 3,100,000 shares will be issued monthly for the next 31 months at a rate of 100,000 shares per month. The Company has agreed to issue to the Consultant 5 year warrants to buy 1,500,000 common shares at a price of $0.001 per share: each warrant will be for 125,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters.

Analyst Programmer Agreement - In May 2005, the Company signed a three year agreement with Martin Longpré for software development services. The agreement calls for the Company to pay a fee of $4,300 per month. For the three years commitment to participate in the development of the company, Consultant is entitled to receive a 5 year warrant to buy 1,080,000 shares of the capital of the Company at a price of $0.001 per share. A first warrant of 150,000 shares has been issued upon execution of the agreement. Warrants for the remaining 930,000 shares will be issued monthly for the next 31 months at a rate of 30,000 shares per month. The Company has agreed to issue to the Consultant 5 year warrants to buy 600,000 common shares at a price of $0.001 per share: each warrant will be for 50,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES [ Continued ]

Project Manager Agreement - In May 2005, the Company signed a three year agreement with Mario Carrière for project management services. The agreement calls for the Company to pay a fee of $1,500 per month. For the three years commitment to participate in the development of the Company, Consultant is entitled to receive 5 year warrants to buy 216,000 shares of the capital of the Company at a price of $0.001 per share. A first warrant of 30,000 shares has been issued upon execution of the agreement. Warrants for the remaining 186,000 shares will be issued monthly for the next 31 months at a rate of 6,000 shares per month. The Company has agreed to issue to the Consultant 5 year warrants to buy 300,000 common shares at a price of $0.001 per share: each warrant will be for 25,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters. This agreement has been terminated in September 2005.

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

Financing & CFO Support Services - The Company signed an agreement with Transition Partners, Limited ("TPL") to act as a financial advisor and provide Chief Financial Officer support services (“CFO support services”) to FacePrint Global Solutions, Inc. (the "Company") for an initial period of six months, commencing July 5, 2006 through January 4, 2007. In consideration for acting as financial advisor and providing interim CFO support services to the Company throughout this engagement, TPL will be paid in advance a monthly retainer of $23,000 on the fifth day of each month of this six month agreement throughout the duration of its engagement. TPL will be granted warrants to acquire such number of shares of the outstanding common stock of the Company equal to 4% of the shares of common stock of the Company on a fully-diluted, fully converted basis as of the date of our engagement. The Warrants will contain a per share exercise price which is equal to the per share fair market value of the Company as of July 5, 2006 as reported on the NASDAQ bulletin board OTC quotation system. The Company will also pay contingent advisory fees for the successful procurement of working capital to the Company. The procurement fees will be based on a success fee formula equal to 7% of the value of such Transaction. This agreement was settled and cancelled during February 2007.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES [ Continued ]

Employment Contracts - The Company has employment contracts with three officers of the Company. The agreement calls for the Company to pay the officers combined salaries of approximately $327,000 a year. In addition, the Company will issue 600,000 shares of common stock quarterly under the agreement. The terms of these contracts are for three years beginning in January 2005.

Rental Agreement - In March 2003, the Company assumed an office lease for 1,792 square feet in Fresno, California from its majority founder that expires November 30, 2007. Rent expense for the nine months ended December 31, 2006 and 2005 was $22,881 and $22,376, respectively. The future minimum lease payments are as follows:

Years Ended December 31:
2007	$34,920

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

Standby Equity Distribution Agreement - The Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P., (“Cornell”) which intends to sell up to 127,575,000 shares of common stock, 100,000,000 of which may be purchased by Cornell from the Company under the SEDA; 1,187,500 of which shares were issued to Cornell upon the signing of the SEDA as a commitment fee, and 62,500 of which were issued to Newbridge Securities Corp., as a placement agent fee. The Company also will issue prior to the effectiveness of their filed SB-2, three sets of warrants; one set for 6,675,000 warrants, with an exercise price of $0.15 per share; the second set for 12,500,000 warrants, with an exercise price of $0.20 per share; and the third set for 7,150,000 warrants, with an exercise price of $0.35 per share. All of the warrants have five-year terms.

Pursuant to the SEDA, the Company may, at its discretion, periodically issue and sell to Cornell shares of common stock for a total purchase price not to exceed $10 million. The amount of each draw-down is subject to a maximum draw-down amount of $550,000, and the Company may not submit any request for a draw-down within five trading days of a prior request. Cornell shall retain 9% of each draw-down it makes to the Company and the Company is required to pay Yorkville Advisors, LLC the investment manager for Cornell, $550 for each draw-down. The Company paid Cornell a one-time commitment fee equal to $190,000 in the form of 1,187,500 shares of common stock and paid Yorkville Advisers, LLC a structuring fee of $20,000, all of which are underwriting discounts payable or paid to Cornell.

NOTE 11 - SUBSEQUENT EVENTS

The Company issued 18,746,555 shares of common stock to consultants through January 31, 2007.

The Company was notified by the SEC that their registration statement was effective on February 13, 2007.

The agreement with TPL was settled and cancelled in February 2007.

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

In addition, FGS is seeking to distribute existing related technology products into our target customer base to grow our own customer base, while building a competent sales and marketing team. At December 31, 2006, we had two full time employees and five part time consultants.

Cash requirements, Liquidity and Capital Resources

We have substantially no cash necessary to operate and do not have any material revenues. Our principal source of operating capital has been provided by private sales of our common stock and convertible notes, stockholder loans, and stock issued for services. During the nine months ended December 31, 2006, we issued 27,426,517 shares of common stock for services valued at $4,440,360, or approximately $0.16 per share. In connection with the issuance of $295,000 in convertible debentures, the Company issued 2,458,333 warrants to purchase common stock and allocated proceeds received of approximately $.10 per share to the warrants. A corresponding discount of $255,212 was recorded for the convertible debentures. We issued 10,000 shares of common stock for warrants exercised at $1,000, or $0.10 per share.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 2006 TO NINE MONTHS ENDED DECEMBER 31, 2005.

REVENUES. We had no revenues for the nine months ended December 31, 2006, compared to $253 for the nine months ended December 31, 2005.

COST OF GOODS SOLD. We had no cost of goods for the nine months ended December 31, 2006, compared to $4,546 for the nine months ended December 31, 2005.

EXPENSES. Total Expenses were $5,835,092 for the nine months ended December 31, 2006, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus total expenses of $8,214,166 for the nine months ended December 31, 2005. The decrease in expenses of $2,383,367 or 29% is due to a severe lack of liquidity, which caused the Company to reduce operating activities, and hence associated operating expenses.

OTHER INCOME (EXPENSE). Other income and (expense) was ($121,726) for the nine months ended December 31, 2006 compared to ($34,618) for the nine months ended December 31, 2005. The increase is due to increased interest expense.

NET LOSS. We reported a net loss of $5,956,818, or $0.07 per common share, basic and diluted, for the nine months ended December 31, 2006 versus a net loss of $8,319,920, or $0.14 per common share, basic and diluted, for the nine months ended December 31, 2005. The decrease in the loss of $2,363,102 or 28% is related to the Company’s decrease in expenses, which decreased by 29% for the same period.

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At December 31, 2006, we had $2,014 of cash on hand, a bank overdraft of nil, and a negative working capital position of approximately $3,235,823, of which $137,616 was shareholder loans and notes payable, $462,631 was convertible debentures to related parties and $302,813 is unpaid compensation due to employees.

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

(b) Changes in Internal Control over Financial Reporting.  There were no significant changes made in our internal controls over financial reporting during the three month period ended December 31, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings

Transition Partners, Limited v. FacePrint Global Solutions, Inc. Transition Partners, Limited filed this action in the District Court for Boulder County, Colorado on August 7, 2006. The Company was served with the Complaint on August 11, 2006. Transition Partners, Limited alleges claims for breach of contract and fraud arising out of the Company's decision to terminate an agreement between the parties. On February 13, 2007, the Company and Transition Partners, Limited entered into a Settlement Agreement whereby Transition Partners, Limited agreed to (a) return a warrant to purchase 1,005,935 shares of the Company’s common stock and (b) file a notice of dismissal dismissing the above action in exchange for mutual releases from both parties, no later than February 23, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

In October 2006, the Company issued 385,000 shares of common stock for services in connection to employment agreements, valued at $12,320 or approximately $0.032 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In October 2006, the Company converted a $10,000 convertible debenture into 500,000 shares of restricted common stock. This issuance was made pursuant to the exemption from registration provided by Regulation D of the Securities Act of 1933.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACE PRINT GLOBAL SOLUTIONS, INC.

Date: February 20, 2007	/s/ Pierre Cote
Pierre Cote
Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

Date: February 20, 2007	/s/ Canon Bryan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization between Dostuk Holdings, Inc. and FacePrint Global Solutions, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Articles of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (2)

10.1	Amended and Restated 2006 Equity Incentive Plan (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer*

32.1	Section 1350 Certification by the Company’s Chief Executive Officer*
32.2	Section 1350 Certification by the Company’s Chief Financial Officer*

*	Filed herewith
(1)	Filed with Amendment No.1 to the Company’s registration statement on Form SB-2/A (file number 333-109763) on December 12, 2003 and incorporated by reference.
(2)	Filed with the Company’s registration statement on Form SB-2 on October 17, 2003 (file number 333-109763) and incorporated by reference.
(3)	Filed with the Company’s post-effective amendment to registration statement on Form S-8 on January 31, 2007 (file number 333-137796) and incorporated by reference.