Form 10KSB
period 2007-03-31
FACEPRINT GLOBAL SOLUTIONS INC
filed 2007-08-13
CIK 1263764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2007

Commission file number 333-109763

FACE PRINT GLOBAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	7372	33-0619256
(State or Jurisdiction of incorporation or organization)	Primary SIC Code	(IRS Employer Identification No.)

1111 E. Herndon Ave., Suite 115, Fresno, California 93720
(Address of principle executive office)

(559) 436-1060
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, No Par Value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Registrant's revenue for its most recent fiscal year: $0.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $403,118 (223,954,623 shares at $0.0018 per share) as of August 6, 2007.

The number of shares of Common Stock outstanding as of August 6, 2007 was 318,479,946

Transitional Small Business Disclosure Format: ☐ Yes☒ No

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

EZ-Face is a composite-picture software currently under development. The first commercial release is due in the first quarter of 2008. This software will allow for the creation of endless combinations of 3D photo-like faces of either sex and of any race.  It will enable the creation and re-creation of billions of human faces.  This advanced technology is an extraordinary tool for agencies with responsibilities in the public safety and security fields.  The product will use the unique morphological coding system, known as E-DNA, for rapid transmission and/or information sharing. Each face and/or composite picture will generate a unique E-DNA code for search-and-match applications, thanks to a system known as EZ-Match. It will set a new industry standard for law enforcement, airport, private and homeland security.

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

EZ-Match technology addresses identity verification and authentication for security purposes at border controls (passports, driver’s licenses, debit cards and credit cards) using the EZ-Face technology, which acts as a “fingerprint” for a face.  This product is expected to have a major impact, not only on identity verification, but also for matching searches designed to find suspects from composite pictures with suspect composite pictures (“Most Wanted” and/or “Suspected Terrorist” lists, mug shot databases, and similar uses).  EZ-Match development has begun and a commercial version should be available by the first quarter of 2008.

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

Value-added services. Face Print’s plan includes providing customers with added value services.  Within this framework, Face Print will be among the first companies in biometrics offering online courses with the Company’s e-learning division to ensure private security and law enforcement personnel receive adequate training in identification and verification, and in the use of new technologies.

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

A complete solution. Together with its partners, Face Print offers specialized biometric services from the planning stage of a project to implementation and after-sales service and support - turnkey solutions for the Company’s worldwide customers. Forging strong bonds with business partners generates a feeling of trustworthiness and accountability among Face Print’s potential customers, even when it comes to new technologies.

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

Our success will depend significantly on our ability to adapt to a changing competitive environment, to develop more advanced products more rapidly and less expensively than its competitors, and to educate potential customers as to the benefits of its products relative to those of its competitors. We believe that the principal competitive factors in its markets are price, product features, product performance, ease of use, quality of support and service, and company reputation. We intend to compete vigorously in all of these aspects. Most of our current and potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, marketing and other resources than we do. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we do. Also, most current and potential competitors have greater name recognition. Some could possess the ability to leverage significant installed customer bases. These companies could integrate their software with their widely accepted products which would result in a loss of market share for our company. Moreover, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our company's prospective customers. Our current or future vendors may in the future establish cooperative relationships with current or potential competitors of our company, thereby limiting our ability to sell its products through particular distribution channels. Accordingly, new competitors or alliances among current and new competitors could emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell our products.

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

Trademarks and Intellectual Property

We regard our technology, trademarks, trade dress, trade secrets, copyrights and similar intellectual property, and future potential patent applications and service marks as critical to our success, and will rely on a combination of patent law, trademark law, trade secret protection, copyrights law and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. EZ-Match will be copyrighted when it is developed. Currently, we are utilizing no trademarks of our own. We intend to trademark EZ-Face, EZ-Match and E-DNA in the United States and Canada. We have not filed for trademark protection but we intend to by first quarter of 2008. We are currently relying on common law trademark protection and we have no trademark protection except that provided by common law. We have no patent rights, service marks or patent applications.

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

Employees

At August 1, 2007, we had one full time employee. Upon receipt of additional funding, we plan to hire additional personnel. We believe our employee relations are good. None of our employees is represented by a collective bargaining unit.

Item 2. Description Of Property

Our principal executive office is located at 1111 E. Herndon, Suite 115, Fresno, California 93720. The office is on the first floor of a 90,000 sq. ft., 3 story, "Class A", Atrium style building. We lease approximately 1,792 square feet of office space pursuant to a three year lease expiring on November 30, 2007. The monthly rent is currently $2,853. The minimum lease payments are as follows:

Fiscal Years Ended March 31:

2008	23,280

Total	$23,280

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

In June of 2005, former employee Nick Cornacchia filed an action against FGS in the Superior Court of California for the County of Fresno, Case No. 05CECG01344. The nature of the case was breach of contract. Mr. Cornacchia was seeking damages for unpaid wages of approximately $8,000, and additional general and special damages in excess of $100,000. FGS counter-sued, also arguing breach of contract. The parties settled the case in September 2006.

In December 30, 2005, the Company filed an action against Wallstreet Inside Reporter in the Superior Court of California for the County of Fresno, Case No. 05CECG04038. The nature of the case is for rescission of contract for failure to perform obligations under such contract. The Company is seeking the return of 1,250,000 shares of the Company’s Common Stock. No trial date has been set yet in this matter. We cannot determine at this time either the likelihood or success of the suit.

On September 26, 2006, former director Robert Rios filed an action against the Company and its Chief Executive Officer, Pierre Cote, individually, claiming causes of action for breach of contract, false promise without intent of performing, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty. The complaint was filed in the Superior Court of California for the County of Fresno, Case No. 06CECG03203. The complaint claims general and special damages in excess of $200,000.00. The plaintiff also made a claim for punitive damages. To date, claims have been submitted to the insurance carriers providing general liability insurance and officers’ and directors’ coverage for the Company. To date, the carrier providing general liability coverage, Safeco Insurance, has denied the claim based upon the allegations of the complaint. The carrier for the officers’ and directors’ coverage also denied the claim on May 2, 2007. To date, a motion for leave to file a cross-complaint on behalf of the Company is scheduled to be heard on August 8, 2007. The proposed cross-complaint included causes of action against plaintiff, as well as a third party, Toni Lange. The Company cannot determine at this time the likelihood or success of the suit as discovery is continuing.

The Company is also involved in other litigation or arbitrations as a result of its normal business operations but believes the resolutions for these additional matters would not have a material impact on the financial condition of the Company.

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

Fiscal Year Ended March 31, 2006:	High	Low
First Quarter	$0.30	$0.11
Second Quarter	$0.27	$0.10
Third Quarter	$0.44	$0.10
Fourth Quarter	$0.185	$0.09
Fiscal Year Ended March 31, 2007:
First Quarter	$0.12	$0.07
Second Quarter	$0.095	$0.015
Third Quarter	$0.039	$0.007
Fourth Quarter	$0.038	$0.0035

Approximate Number of Equity Security Holders

The number of record holders of our common stock as of August 6, 2007 was approximately 205. The transfer agent for our common stock is Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, and its telephone number is (801) 355-5740.

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

(b) Recent Sales of Unregistered Securities

We issued the following unregistered securities during the three-year period ended March 31, 2007:

(1)   On May 17, 2004, we sold 40,000 shares of common stock to a private investor for $10,000, at a purchase price of $0.25 per share. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale. We believe the investor to be accredited because we received written confirmation from the investor in a subscription agreement and we have no reason to doubt the validity of the subscription documents.

(2)   On May 17, 2004, we issued 1,250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. The services were valued at $312,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(3)   On May 17, 2004, we issued 500,000 shares of common stock to Seth Horn in connection with his employment agreement as compensation for his services as CFO. The services were valued at $125,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(4)   On May 17, 2004, we issued 500,000 shares of common stock to Wayne Quick in connection with his employment agreement as compensation for his services as Board member and employee. The services were valued at $125,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(5)   On May 17, 2004, we issued 150,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee to FGS. The services were valued at $37,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(6)   On May 17, 2004, we issued 75,000 shares of common stock to Daniel Simmons in connection with his employment agreement as compensation for his services as employee to FGS. The services were valued at $18,750 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(7)   On August 25, 2004, we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Vice-Chairman and CEO. The services were valued at $62,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(8)   On August 25, 2004, we issued 500,000 shares of common stock to Nick Cornacchia in connection with his employment agreement as compensation for his services as an employee. The services were valued at $125,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(9)   On August 25, 2004, we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as an employee. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(10)   On August 25, 2004, we issued 35,000 shares of common stock to Sylvie Traub in connection with her employment agreement as compensation for her services as an employee. The services were valued at $8,750 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(11)   On August 25, 2004, we issued 10,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as a Director. The services were valued at $2,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(12)   On August 25, 2004, we issued 10,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as an employee. The services were valued at $2,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(13)   On August 25, 2004, we issued 8,000 shares of common stock to Chris Smith as compensation for services rendered as a graphic artist in regards to the design of the Company’s playing cards with the faces of America's most wanted criminals. There was no consulting agreement involved, just an invoice for the work done. The services were valued at $2,000 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(14)   On September 30, 2004, we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Chairman and CEO. The services were valued at $62,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(15)   On September 30, 2004, we issued 30,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as a Director. The services were valued at $7,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(16)   On September 30, 2004, we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(17)   On September 30, 2004, we issued 30,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. The services were valued at $7,500 and paid in shares at a rate of $0.25 per share.   These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(18)   On October 7, 2004, we sold 55,000 shares of common stock to a private investor for $13,750, a purchase price of $0.25 per share. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale. We believe the investor to be accredited because we received written confirmation from the investor in our subscription agreement and we have no reason to doubt the validity of the subscription documents.

(19)   On November 22, 2004, we sold 60,000 shares of common stock to a private investor for $15,000, a purchase price of $0.25 per share. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale. We believe the investor to be accredited because we received written confirmation from the investor in our subscription agreement and we have no reason to doubt the validity of the subscription documents.

(20)   On December 1, 2004, we issued 200,000 shares of common stock to Jean-Guy Boisjoli as compensation for consulting services rendered for the evaluation of a projected acquisition and as an investment of $12,750. The services were valued at $54,000 and paid in shares at a rate of $0.27 per share.   These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(21)   On December 1, 2004, we issued 50,000 shares of common stock to Gilles Gauthier in connection with an investment. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(22)   On December 31, 2004, we sold 1,297,364 shares of common stock to Pierre Cote in exchange for the retirement of $648,682 in loans to the Company. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(23)   On December 31, 2004, we sold 40,000 shares of common stock to Sylvie Traub in exchange for the retirement of $20,000 in loans to the Company. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale. We believe the investor to be accredited because we received written confirmation from the investor in our subscription agreement and we have no reason to doubt the validity of the subscription documents.

(24)   On December 31, 2004, we sold 50,000 shares of common stock to Piyada Cote in exchange for the retirement of $25,000 in loans to the Company. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(25)   On January 6, 2005, we issued 250,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Chairman and CEO. The services were valued at $72,500 and paid in shares at a rate of $0.29 per share.   These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(26)   On January 6, 2005, we issued 55,000 shares of common stock to Robert Rios in connection with his employment agreement as compensation for his services as a Director. The services were valued at $15,950 and paid in shares at a rate of $0.29 per share.   These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(27)   On January 6, 2005, we issued 50,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. The services were valued at $14,500 and paid in shares at a rate of $0.29 per share.   These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(28)   On January 6, 2005, we issued 30,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. The services were valued at $8,700 and paid in shares at a rate of $0.29 per share.   These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(29)   On January 6, 2005, we issued 200,000 shares of common stock to Gestion Academac, Inc. in compensation for services rendered as a consultant in 2004. Gestion Academac worked on a business plan, a marketing plan, a competitive analysis and prepared FacePrint and EZ-Match specifications and budget. The services were valued at $58,000 and paid in shares at a rate of $0.29 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(30)   On January 26, 2005, we issued 200,000 shares of common stock to Jean Lajoie in connection with his employment agreement as compensation for his services as CFO. The services were valued at $44,000 and paid in shares at a rate of $0.22 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. Those shares were returned to the treasury of the Company.

(31)  On January 26, 2005, we issued 50,000 shares of common stock to Frederic Serre in connection with his consulting agreement. Mr. Serre worked as VP of Communications for the Company and wrote press releases and communication documents. The services were valued at $11,000 and paid in shares at a rate of $0.22 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(32)   On March 16, 2005, we issued 50,000 shares of common stock to Coffin Partners in connection with its consulting agreement. Coffin Partners prepared a public relations plan for the Company and advised the management on investor relations. The services were valued at $7,500 and paid in shares at a rate of $0.15 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(33)   On March 16, 2005, we issued 1,400,000 shares of common stock to Pierre Cote in connection with his employment agreement as compensation for his services as Chairman and CEO. The services were valued at $210,000 and paid in shares at a rate of $0.15 per share.   These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(34)   On March 16, 2005, we issued 500,000 shares of common stock to Kayla Keophounsouk in connection with her employment agreement as compensation for her services as employee and Secretary. The services were valued at $75,000 and paid in shares at a rate of $0.15 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(35)   On March 16, 2005, we issued 100,000 shares of common stock to Lyne Aquin in connection with her employment agreement as compensation for her services as employee. The services were valued at $15,000 and paid in shares at a rate of $0.15 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(36)   On March 31, 2005, we sold 50,000 shares of common stock to Daniel Traub in exchange for the retirement of $25,000 in loans to the Company. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(37)   On April 21, 2005, we issued 9,455,000 shares of common stock to Pierre Cote, Kayla Keophounsouk, Lyne Aquin, Frederic Serre and Coffin Partners, LLC in connection with their employment agreement as compensation for their services as employee and consultant. The services were valued at $1,701,900 and paid in shares at a rate of $0.18 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(38)   On April 28, 2005, we issued 4,050,000 shares of common stock to Pierre Cote, Kayla Keophounsouk, Lyne Aquin, in connection with their employment agreement as compensation for their services as employee. The services were valued at $850,000 and paid in shares at a rate of $0.21 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(39)   On May 23, 2005, we issued 250,000 shares of common stock to Kayla Keophounsouk and Lyne Aquin, in connection with their employment agreement as compensation for their services as employee; and 500,000 shares of common stock to Piyada Cote   as compensation for services rendered as a web specialist in regards to the design of the Company’s web site. The services were valued at $135,000 and paid in shares at a rate of $0.18 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(40)   On July 11, 2005, we issued 810,000 shares of common stock to Pierre Cote, Kayla Keophounsouk, Lyne Aquin, and Frederic Serre, in connection with their employment agreement as compensation for their services as employee and consultant. The services were valued at $121,500 and paid in shares at a rate of $0.15 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(41)   On August 22, 2005, we issued 500,000 shares of common stock to Jean Houle, in connection with exchange for services as a Director. The services were valued at $60,000 and paid in shares at a rate of $0.12 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(42)   On August 26, 2005, we issued 1,000,000 shares of common stock to Wall Streets Inside Reporter Inc., controlled by Michael Elliott, in connection to his contract to provide investor relations. The services were valued at $120,000 and paid in shares at a rate of $0.12 per share.   These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(43)   On September 9, 2005, we issued 2,700,000 shares of common stock to Starcy Sayaseng, Lyne Aquin, and Sylvie Traub in connection with their employment agreement as compensation for their services as employee and consultant.   The services were valued at $550,000 and paid in shares from a range of $0.12 to $0.25 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(44)   During the six months ended September 30, 2005, in connection with the issuance of $325,000 in convertible debentures, we issued 162,500 warrants to a single purchaser to purchase common stock and allocated proceeds received of approximately $.18 per share to the warrants.  A corresponding discount was recorded for the convertible debentures. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(45)   On October 10, 2005, we issued 7,750,000 shares of common stock to Gestion Academac, Inc. upon exercise of warrants for $7,750, or approximately, $.001 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(46)   On October 17, 2005, we issued 405,000 shares of common stock to Pierre Cote, Kayla Keophounsouk, Lyne Aquin and Frederic Serre, in connection with their employment agreement as compensation for their services as employee and consultant. The services were valued at $105,300 and paid in shares at a rate of $0.26 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(47)   On November 3, 2005, we issued 1,375,000 shares of common stock to Martin Longpre, Renaud Nadeau, Mario Carriere, upon exercise of warrants for $1375, or approximately, $.001 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(48)   On November 9, 2005, we issued 384,615 shares of common stock to Stephen E. Saltzstein, in connection to the securities purchase agreement to purchase common stock for $50,000, or approximately $.13 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(49)   On November 15, 2005, we issued 153,847 shares of common stock to Charles Allen, in connection to the securities purchase agreement to purchase common stock for $20,000, or approximately, $.13 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(50)   In December 2005, in connection with the issuance of $30,000 in securities purchase agreement, we issued 300,000 shares of common stock, of approximately $.10 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(51)   In January 2006, in connection with the issuance of $100,000 in convertible debentures, we issued 1,000,000 warrants to a single purchaser to purchase common stock and allocated proceeds received of approximately $.10 per share to the warrants. A corresponding discount was recorded for the convertible debentures. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(52)   On January 10, 2006, we issued 405,000 shares of common stock to Pierre Cote, Kayla Keophounsouk, Lyne Aquin and Frederic Serre, in connection with their employment agreement as compensation for their services as employee and consultant. The services were valued at $52,650 and paid in shares at a rate of $0.13 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(53)   On February 22, 2006, we issued 1,187,500 shares of common stock to Cornell Capital Partners, L.P. (“Cornell”) as a commitment fee in connection with the execution of a Standby Equity Distribution Agreement with Cornell. We also issued 62,500 shares of its common stock to Newbridge Securities Corp., which acted as placement agent in connection with the Agreement, and paid a $20,000 structuring fee to Yorkville Advisors, LLC, the investment manager for Cornell. We relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder, because the shares of the Registrant’s common stock were issued to sophisticated entities in a private transaction.

(54)   In February 2006, we signed a consulting agreement with Sussex Avenue Partners, LLC for consulting services.  The agreement calls for us to issue 300,000 shares of restricted common stock. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(55)   On May 1, 2006, we issued 440,000 shares of common stock, valued at $0.119 per share to Core Consulting Group in connection with his consultant agreement as compensation for his services for investor relations. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(56)   On May 1, 2006, we issued 150,000 shares of common stock, valued at $0.119 per share to Lyne Aquin in connection with her mutual release. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(57)   On May 1, 2006, we issued 10,000 shares of common stock, valued at $0.119 per share to Lois Gibson in connection with her agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(58)   On May 1, 2006, we issued 10,000 shares of common stock, valued at $0.119 per share to Stanley Friedman in connection with his agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(59)   On May 1, 2006, we issued 10,000 shares of common stock, valued at $0.119 per share to Michael Streed in connection with his agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(60)   On May 1, 2006, we issued 500,000 shares of common stock, valued at $0.10 in connection to an Attorney-Client Fee Agreement as compensation for legal services. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(61)   On June 6, 2006, we issued 5,000 shares of common stock, valued at $0.094 per share to Stanley Friedman in connection with his agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(62)   On June 6, 2006, we issued 5,000 shares of common stock, valued at $0.094 per share to Michael Streed in connection with his agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(63)   On June 6, 2006, we issued 20,000 shares of common stock, valued at $0.094 per share to Harvey Wallace in connection with his agreement to sit on the Advisory Board. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(64)   On June 6, 2006, we issued 200,000 shares of common stock, valued at $0.094 per share to John R. Magill in connection with his Business Consulting Agreement as compensation for providing marketing and sales services for the period of 2 month. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(65)   On June 6, 2006, we issued 25,000 shares of common stock, valued at $0.094 per share to Manivone Xayavong in connection with her employment letter as compensation for services. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(66)   On June 6, 2006, we issued 75,000 shares of common stock, valued at $0.094 per share to Frederic Serre in connection with his mutual release. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(67)   In June 2006, the Company converted $295,000 of advances to convertible debentures. In connection with the issuance of the $295,000 in convertible debentures, the Company issued 2,125,000 warrants to Pierre Cote and 333,333 to Piyada Cote to purchase common stock. The Company allocated proceeds of $255,212, or approximately $0.10 per share to the warrants. These issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933.

(68) In July 2006, the Company issued 10,000 shares of common stock to Raymond Chasse in connection to a warrant exercise at $0.10 for a cash payment of $1,000. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(69) In July 2006, the Company issued 350,000 shares of common stock Pierre Cote and Kayla Keophounsouk for services in connection to employment agreements, valued at $33,250 or approximately $0.095 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(70) In August 2006, the Company issued 450,000 shares of common stock to John R. Magill and Cityvac for consulting services in connection to a consultant contract, valued at $36,000, or approximately $0.08 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(71) In August 2006, the Company issued 573,690 shares of common stock to Allan J Balchi Jr., Lois Gibson, Stanley Friedman, Michael Streed, Harvey Wallace, John R. Magill and Lyne Aquin for consulting services in connection to a consultant contract, valued at $45,895, or approximately $0.08 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(72) In August 2006, the Company issued 1,200,000 shares of common stock to John R. Magill for consulting services in connection to a consultant contract, valued at $96,000 or approximately $0.08 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933

(73) In September 2006, the Company issued 3,000,000 shares of common stock to Designated Marketing LLC for consulting services in connection to a consultant contract, valued at approximately $0.025 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(74) In September 2006, the Company converted $10,000 of Note Payable to Jean Houle to convertible debentures. In connection with the issuance of the $10,000 in convertible debentures, the Company issued 250,000 warrants to purchase common stock. These issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933.

(75) On October 5, 2006, the Company issued 365,000 shares of common stock, valued at $0.032 per share, to Pierre Cote, Kayla Keophounsouk and Manivone Xayavong as compensation for services in connection with employment agreements. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(76) In October 2006, the Company issued 20,000 shares of common stock to Lois Gibson, Stanley Friedmand, Michael Streed and Harvey Wallace for consulting services in connection to consultant contracts, valued at $640, or approximately $0.032 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(77) In October 2006 the Company issued 500,000, valued at $0.02 per share, upon exercise of warrants for $10,000. These issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933.

(78) In October 2006, the Company issued 575,000 shares of common stock, from a range of $0.017 to $0.034 per share, to Kayla Keophounsouk as compensation for services in connection with an employment agreement. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(79) In November 2006, the Company issued 575,000 shares of common stock, valued at $0.012 per share, to Kayla Keophounsouk as compensation for services in connection with an employment agreement. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(80) In November 2006, the Company issued a Convertible Note Payable of $10,000 to Jean Houle. In connection with the issuance the Company issued 250,000 warrants to purchase common stock. These issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933.

(81) In January 2007, the Company issued 250,000 shares of common stock, valued at $0.013 per share, to Pierre Cote as compensation for services in connection with an employment agreement. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(82) In January 2007, the Company issued 3,060,000 shares of common stock to Kayla Keophounsouk, Manivone Xayavong, Lois Gibson, Stanley Friedmand and Harvey Wallace for consulting services, valued at $39,780, or approximately $0.013 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(83) In January 2007, the Company issued 1,250,000 shares of common stock to Gestion Academac, Inc. for consulting services in connection to consultant contracts, valued at $18,750, or approximately $0.015 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(84) In January 2007 the Company sold 600,000 for $3,000, or approximately $0.005 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(85) In April 2007, the Company issued 500,000 shares of common stock to David McGuire for consulting services in connection to a consultant contract, valued at $2,000, or approximately $0.004 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(86) In May 2007 the Company issued 50,000,000 shares to Pierre Cote for $150,000, or approximately $0.003 per share, to retire the balance of warrants held by Mr. Cote. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(87) In May 2007 the Company issued 5,000,000 shares to Jean Houle for $15,000, or approximately $0.003 per share, to retire the balance of warrants held by Mr. Houle. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(88) In May 2007, the Company issued 500,000 shares of common stock to Allan Balchi Jr. for consulting services in connection to a consultant contract, valued at $1,500, or approximately $0.003 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(89) In May 2007, the Company issued 1,200,000 shares of common stock to Christopher Dieterich for consulting services in connection to a consultant contract, valued at $3,600, or approximately $0.003 per share. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We believe that each transaction where securities were issued to consultants in the twelve month period ended March 31, 2007 did not require registration under the Securities Act of 1933, because they did not involve any public offering and were therefore exempt transactions pursuant to Section 4(2) of the Securities Act of 1933. Our basis for this is the fact that the securities were offered and sold to a limited number of persons, in a limited number of offers, with a limited number of shares offered. In addition, as our consultants and employees, our management believes that each of the service providers were sophisticated and able to fend for themselves and obtain the information they needed to make the decision to accept stock in lieu of cash. This is based on the fact that the service providers had access to our officers and operations and were in a position that enabled them to command access to information that would otherwise be contained in a registration statement. An appropriate legend was placed on the common stock issued to each shareholder.

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

Item 6. Management Discussion And Analysis Or Plan Of Operation

Results of Operations - Fiscal years Ended March 31, 2007 and March 31, 2006

Sales. Total sales were $0 in fiscal 2007 and $0 in fiscal 2006. This was attributable to the fact that since the license with Fox television had expired, the Company stopped selling America's Most Wanted playing cards in the first quarter of fiscal 2005.

Cost of Goods Sold. Cost of goods sold was $0 in both fiscal 2007 and fiscal 2006 due to termination of sales of the America's Most Wanted playing cards in the first quarter of fiscal 2005.

Operating Costs. Operating costs were $2,423,367 in fiscal 2007, compared to $7,109,158 in fiscal 2006, a 66% decrease. 88% of this decrease of $4,685,791 is directly attributable to decreases of approximately $4,112,903 in our non-cash payroll and outside consultants expenditures. 53% of the operating costs are attributable to compensation to employees and consultants paid in shares and warrants valued at $1,283,302.

Operating (Loss)/Profit. Operating loss for fiscal 2007 was ($2,423,367) compared to operating loss of ($7,108,905) in fiscal 2006, a decrease of 66%. 88% of this decrease of $4,685,538 is directly attributable to decreases of approximately $4,112,903 in our non-cash payroll and expenditures to outside consultants.

Other Income (Expense). Other income and (expense) was ($309,858) in fiscal 2007 compared to ($47,665) in fiscal 2006. The change is due to increased interest expense.

Net (Loss)/Earnings. We reported a net loss of ($2,733,225) for fiscal 2007 compared to a net loss of ($7,223,413) for fiscal 2006. The decrease in loss is attributable primarily to the factors outlined above that contributed to our decreased operating costs.

For fiscal year 2007:

Our principal source of operating capital has been provided by private sales of our common stock and convertible notes, stockholder loans, and stock issued for services, as well as stock issued under our Standy Equity Distribution Agreement with Cornell Capital Partners, LP.

We issued 47,268,805 shares of common stock for services valued at $1,283,302, or approximately $.03 per share. The key services provided were accounting, financial management, security filings, business development, high technology solutions management for government and industry, expertise in biometrics smartcard applications and technologies, software development, research and development, investors relations, marketing, wireless communications, identification, imaging, security and law enforcement.

The significant decrease in payroll and consultant related expenditures was the result of the reduction of our operattions.  At March 31, 2007, we had one full time employee.

 In connection with the issuance of $255,000 in convertible debentures, we issued 2,125,000 warrants to purchase common stock and allocated proceeds received of approximately $85,309 ($.04 per share) to the warrants. A corresponding discount of $127,809 was recorded for the beneficial conversion factor of the debentures. The debentures were subsequently converted into 4,250,000 shares of restricted common stock at a conversion rate of $0.06 per share.

In connection with the issuance of $40,000 in convertible debentures, we issued 333,333 warrants to purchase common stock and allocated proceeds received of $13,382 (approximately $.04 per share) to the warrants. A corresponding discount of $20,049 was recorded for the beneficial conversion factor of the debentures. The debentures were subsequently converted into 666,667 shares of restricted common stock at a conversion rate of $0.06 per share.

In connection with the issuance of $20,000 in convertible debentures, we issued 500,000 warrants to purchase common stock and allocated proceeds received of $5,004 (approximately $.01 per share) to the warrants. A corresponding discount of $6,504 was recorded for the beneficial conversion factor of the debentures.

18,009,846 shares were sold to Cornell Capital Partners LP for proceeds of $106,600 or an average of $0.006 per share.

The SB-2 registration statement with respect to the SEDA agreement became effective in February 2007. This activated the following warrants: 6,675,000 exercisable at $0.15 per share, 12,500,000 exercisable at $0.20 per share and 7,150,000 exercisable at $0.35 per share.

 For fiscal year 2006:

Our principal source of operating capital has been provided by private sales of our common stock and convertible notes, stockholder loans, and stock issued for services, as well as some revenues from our operations.

We issued 43,166,885 shares of common stock for services valued at $7,778,895, or approximately $.18 per share. We also canceled 18,796,000 shares valued at $3,514,160, or approximately $.187. We issued 6,190,000 warrants to purchase common stock for services valued at $1,448,836, or approximately $.23 per share. We also issued 1,075,555 warrants to purchase common stock for reduction of accrued debt valued at $143,000 and for services of $72,194, or approximately $.20 per share.

The significant increase in payroll and consultant related expenditures was the result of management identifying and contracting key personnel and outside consultants who posses certain intellectual knowledge and business experience necessary to accomplish our business plan.  At March 31, 2006, we had three full time employees and six part time consultants.

80% of the reported fiscal 2006 Operating Costs/Losses ($7,109,157) are attributed to compensations to employees and consultants.
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

We had these employees and consultants sign three (3) years commitment to participate in the structuring and organization of our business operations and as such compensate them with the appropriate incentive.

In connection with the issuance of $335,750 in convertible debentures, we issued 167,875 warrants to purchase common stock and allocated proceeds received of approximately $.16 per share to the warrants. A corresponding discount of $27,334 was recorded for the convertible debentures.

We transferred 100,000 shares of our treasury stock for reduction of debt valued at $5,810 and for services of $14,190, or approximately $.20 per share.

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

Cash requirements, Liquidity and Capital Resources

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At March 31, 2007, we had negative cash on hand, a bank overdraft of $21,920 and a negative working capital position of approximately $1,292,043, of which $13,714 was in the form of shareholder loans and $324,000 is unpaid compensation due to employees.

We will require an additional $3 million in cash over the next twelve months to effect our business plan. We expect to obtain this cash from the proceeds of one or more private or public offerings or the Standby Equity Distribution Agreement with Cornell Capital Partners LP. The following sets forth the approximate amounts needed for each category of expenses:

Software development	1,200,000
Marketing, advertising and promotion	1,000,000
General and administrative expenses	800,000
Total	$3,000,000

We do not have any agreements or understanding with respect to sources of capital. We have not identified any potential sources other than our $10 million Standby Equity Distribution Agreement with Cornell Capital Partners, LP. It's likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such time that the full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

Future development of products and services and potential reverse merger
Development of the EZ-Face and EZ-Match products have been put on hold due to lack of funding. The company is currently negotiating a reverse merger (as disclosed in Note 13 to the Financial Statements) and, after its completion (or the completion of a reverse merger with another company), expects to continue the development of its products. If the company is not able to successfully complete a reverse merger then it will continue to be subject to the Risk Factors and Cautionary Statements listed below.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused our accumulated deficit of ($17,868,291) as of March 31, 2007. We have incurred significant losses in the amount ($2,733,225) for the year ended March 31, 2007 and ($7,223,413) for the year ended March 31, 2006 and have a stockholders' deficit ($1,660,182) as of March 31, 2007. Further, we have current liabilities in excess of current assets in the amount ($1,292,043) as of March 31, 2007. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In this regard, we are proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, were recently issued. SFAS No. 155, 156, 157, 158 and 159 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Off Balance Sheet Arrangements

None.

Risk Factors and Cautionary Statements

Risks Relating to Our Early Stage of Development

FacePrint has  a limited operating history on which potential investors may evaluate the company's operations and prospects for profitable operations. If we are unable to begin and sustain profitable operations, investors may lose their entire investment in us. We are in the early growth stage, and our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, locate and acquire various businesses which would be able to work together to strengthen their positions in the market. A substantial risk is involved in investing in us because, as an early growth stage company,

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

We have a history of operating losses, and we cannot assure you that we will achieve future revenues or operating profits. We have generated little revenue to date from our limited operations.  Historically, we have had net operating losses since our inception.  Our cumulative losses since inception are approximately ($17,868,291) as of March 31, 2007. Our net working capital deficit is approximately ($1,292,043) as of March 31, 2007. There can be no assurance that FacePrint will be able to develop and market its facial recognition and facial recognition related products, or its other products will achieve a significant level of sales or attain profitability.

Our management determined that a material weakness related to our internal controls and procedures existed. As part of the March 31, 2007 audit, our management determined that there were certain material weaknesses in internal controls and procedures related to the financial reporting process at March 31, 2007. Management believes that it has taken sufficient steps necessary to correct its internal control and procedures related to the financial reporting process including retaining an external expert to review all significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements contained in this report.

Face Print may need to raise additional capital or debt financing to sustain operations. Unless Face Print can become profitable with the existing sources of funds Face Print has available or the Company's operations generate sufficient cash flows to enable the Company to generate a profit on a sustained basis, Face Print will require additional capital to sustain operations and Face Print may need access to additional capital or additional debt financing to grow its operations. In addition, to the extent that Face Print has a working capital deficit and cannot offset the deficit from profitable sales, Face Print may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. Face Print cannot assure that financing, whether from external sources or related parties, will be available if needed or on favorable terms. Face Print's potential inability to obtain adequate financing, if necessary, will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to the Company's business and may result in a lower stock price and could cause Face Print to cease operations altogether.

Face Print's existing and new products, services and technologies may never be profitable. The Company previously invested resources in the development of EZ-FACE and its suite of products, which should have a broad market application in the security sector. Additional funds are required to complete the development of the products. Our management has made the decision to invest a major portion of the proceeds from the Equity Distribution Agreement in the development of the products. Substantial revenues from these products, services and technologies may not be achieved for a number of years, if at all. Moreover, these products and services may never be profitable.

Face Print needs to establish and maintain strategic and licensing relationships. Face Print's success will depend in part upon its ability to establish and maintain strategic and licensing relationships with companies in its markets as well as in related business fields. Face Print believes that these relationships are needed to allow Face Print access to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities by other companies are not within Face Print's control. There can be no assurance that Face Print will be able to maintain its existing relationships or enter into beneficial relationships in the future, that other parties will perform their obligations as expected or that Face Print's reliance on others will not result in unforeseen problems. There can be no assurance that Face Print's current and potential future strategic partners and licensees will not develop or pursue alternative technologies either on their own or in collaboration with others, including with Face Print's competitors. The failure of any of Face Print's current or future collaboration efforts could have a material adverse effect on Face Print's ability to sell existing products or to introduce new products or applications and therefore could have a material adverse effect on Face Print's business, financial condition and results of operations.

Risks Relating to FacePrint's Common Stock

The sale or issuance of a substantial number of shares may adversely affect the market price for FacePrint common stock.  Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock.  We expect that we will likely issue a substantial number of shares of our capital stock in financing transactions under the Standby Equity Distribution Agreement we entered into with Cornell Capital Partners, LP, in order to fund our operations and the growth of our business.  We may also continue to pay for certain goods and services with equity, which would dilute your interest in the Company. Also, sales of the shares issued in this manner could negatively affect the market price of our stock.

Sales of our shares of common stock under the Standby Equity Distribution Agreement, could result in significant dilution to the existing shareholders. The issuance of shares of our common stock under the Standby Equity Distribution Agreement will dilute our existing stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock.  As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw-down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

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

Sales of our stock under the Standby Equity Distribution Agreement could encourage short sales by third parties which could contribute to the future decline of our stock price. In many circumstances, the provisions of a Standby Equity Distribution Agreement have the potential to cause significant downward pressure on the price of our common stock. This is especially true if the shares being placed into the market exceed the market's ability to buy the increased stock. Such an event could place further downward pressure on the price of our common stock. We may request numerous draw-downs pursuant to the terms of the Standby Equity Distribution Agreement. Even if we use the Standby Equity Distribution Agreement to invest in assets that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of stock, the price decline that would result from this activity in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for our common stock, the price will decline.

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

Ours common stock may be affected by limited trading volume and may fluctuate significantly, which may affect the Company's shareholders' ability to sell shares of their common stock. Prior to the date of this prospectus, there has been a limited public market for Face Print's common stock and there can be no assurance that a more active trading market for the Company's common stock will develop. An absence of an active trading market could adversely affect Face Print's shareholders' ability to sell the Company's common stock in short time periods, or possibly at all. Face Print's common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the Company's common stock without regard to its operating performance. In addition, Face Print believes that factors such as quarterly fluctuations in its financial results and changes in the overall economy or the condition of the financial markets could cause the price of Face Print's common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Face Print will have poor results in the future. Face Print cannot predict the actions of market participants and, therefore, can offer no assurances that the market for the Company's stock will be stable or appreciate over time. The market factors may negatively impact on Face Print's shareholders' ability to sell shares of the Company's common stock.

Our common stock is deemed to be "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements. Face Print's common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. This classification may reduce the potential market for Face Print's common stock by reducing the number of potential investors. This may make it more difficult for investors in Face Print's common stock to sell shares to third parties or to otherwise dispose of them. This could cause Face Print's stock price to decline. Penny stocks are stocks:

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

Cornell Capital Partners will pay less than the then-prevailing market price of Face Print's common stock under the equity distribution agreement. Cornell Capital Partners will retain 9% from each advance under the Equity Distribution Agreement. These discounted sales could cause the price of Face Print's common stock to decline.

Cornell Capital Partners may sell Face Print's shares of common stock prior to the date the stock is delivered to it. Cornell Capital Partners is deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that Face Print delivers an advance notice to Cornell, which is prior to the date the stock is delivered to Cornell. Cornell may sell such shares any time after Face Print delivers an advance notice. Accordingly, Cornell may sell such shares during the pricing period. Such sales may cause Face Print's stock price to decline.

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

General Risks Relating to Our Business

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome. Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

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

We face risks related to compliance with corporate governance laws and financial reporting standards. The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, required changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 of the Sarbanes-Oxley Act of 2002 in the future will require that our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. There exist material weaknesses and deficiencies at this time in the Company's internal controls. These weaknesses and deficiencies could have a material adverse effect on our business and operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “could,” “would,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•	our ability to hire and retain the employees necessary to staff our development programs;

•	our use of the net proceeds from the sale of common stock under the Standby Equity Distribution Agreement; and

•	our estimates of future performance.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

Item 7. Financial Statements

FACE PRINT GLOBAL SOLUTIONS, INC.
AND SUBSIDIARY

CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2007

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE

—	Consolidated Balance Sheet, March 31, 2007	F-4 - F-5

—	Consolidated Statements of Operations, for the years ended March 31, 2007 and 2006	F-6 - F-7

—	Consolidated Statements of Stockholders’ Equity (Deficit), for the years ended March 31, 2007 and 2006	F-8 - F-10

—	Consolidated Statements of Cash Flows, for the years ended March 31, 2007 and 2006	F-11 - F-12

—	Notes to Consolidated Financial Statements	F-13 - F-29

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY
Fresno, California

We have audited the accompanying consolidated balance sheet of Face Print Global Solutions, Inc. and Subsidiary as of March 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Face Print Global Solutions, Inc. and Subsidiary as of March 31, 2007, and the results of their operations and their cash flows for the years ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 12 to the consolidated financial statements, the Company has restated its financial statements for the year ended March 31, 2006 to decrease the values recorded for the issuance of common stock for non-cash consideration to market values.

/s/ Pritchett, Siler & Hardy, P.C.
August 3, 2007
Salt Lake City, Utah

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2007

2007

ASSETS
CURRENT ASSETS:
Cash	$21,920

Total Current Assets	21,920

PROPERTY AND EQUIPMENT, net	2,704

Total Assets	$24,624

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$406,067
Accrued expenses	126,417
Advance from related party	13,714
Accrued payroll & Taxes	660,723
Accrued interest	107,042
Total Current Liabilities	1,313,963

CONVERTIBLE NOTES PAYABLE - related party
(net of discount of $9,907)	370,843
Total Liabilities	1,684,806

[ Continued ]

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

2007

STOCKHOLDERS' EQUITY (DEFICIT) (Restated):
Common stock, no par value, unlimited number of shares authorized, 146,960,029 shares issued and outstanding	8,730,979
Additional paid in capital	7,477,130
Retained earnings (deficit)	(17,868,291)

Total Stockholders' Equity (Deficit)	(1,660,182)

$24,624

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31,
	2007	(Restated) 2006

REVENUE	$—	$253

COST OF GOODS SOLD	—	-
GROSS PROFIT (LOSS)	—	253

EXPENSES:
Selling	2,240	14,125
General and administrative	2,421,127	7,095,033

Total Expenses	2,423,367	7,109,158
LOSS BEFORE OTHER
INCOME (EXPENSE)	(2,423,367)	(7,108,905)

OTHER INCOME (EXPENSE):
Interest expense	(309,858)	(47,665)

LOSS BEFORE INCOME TAXES	(2,733,225)	(7,156,570)

CURRENT TAX EXPENSE	—	—

DEFERRED TAX EXPENSE	—	—

LOSS FROM CONTINUING OPERATIONS	(2,733,225)	(7,156,570)

[ Continued ]

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
[  Continued  ]

	2007	2006

DISCONTINUED OPERATIONS:
Loss from operations of discontinued business (net of $0 in income taxes)	—	(66,428)
Gain (loss) on disposal of discontinued operations (net of $0 in income taxes)	—	(415)

LOSS FROM DISCONTINUED OPERATIONS	—	(66,843)

NET LOSS	$(2,733,225)	$(7,223,413)

LOSS PER COMMON SHARE
Continuing operations	$(.03)	$(.10)
Operations of discontinued business	(.00)	(.00)
Gain (loss) on disposal of discontinued Operations	(.00)	(.00)

Net Loss Per Common Share	$(.03)	$(.10)

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31, 2007 and 2006 (Restated)

	Common Stock		Deficit Accumulated During the Development	Subscription	Treasury	Additional Paid In
	Shares	Amount	Stage	Receivable	Stock	Capital	Total

BALANCE, March 31, 2005 (Restated)	39,326,364	$2,550,761	$(7,911,653)	$(28,750)	$—	$4,956,165	$(433,477)

Treasury stock purchased valued at $.10 per share	—	$—	$—	$—	$(41,100)	$—	$(41,100)

Treasury stock purchased valued at $.15 per share	—	—	—	—	(3,750)	—	(3,750)

Treasury stock purchased valued at $.20 per share	—	—	—	—	(20,000)	—	(20,000)

Treasury stock issued for services valued at $.20 per share	—	—	—	—	20,000	—	20,000

Cancellation of Treasury Stock	(436,000)	(44,850)	—	—	44,850	—	—

Cancellation of common stock valued at prices ranging from $.17 - $.22 per share	(18,796,000)	(3,514,160)	—	—	—	—	(3,514,160)

Common stock issued for services valued at prices ranging from $.10 - $.21 per share	43,166,885	7,778,895	—	—	—	—	7,778,895

Common stock issued for warrants exercised at
$.001 per share	9,815,000	9,815	—	—	—	—	9,815

Common stock issued for convertible debenture valued at $.10 per share	1,000,000	100,000	—	—	—	—	100,000

Common stock and warrants issued for cash valued at approximately $.10 per share of Common stock and $.16 per warrant	538,462	56,374	—	—	—	13,626	70,000

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31, 2007 and 2006 (Restated)

	Common Stock		Deficit Accumulated During the Development	Subscription	Treasury	Additional Paid In
	Shares	Amount	Stage	Receivable	Stock	Capital	Total

Common stock and warrants issued for cash valued at approximately $.07 per share of common stock and $.12 per warrant	300,000	$21,242	$—	$—	$—	$8,758	$30,000

Common stock issued for warrants valued at $.10 per share	740,000	74,000	—	—	—	—	74,000

Warrants issued with debt valued at $.18 per share	—	—	—	—	—	26,191	26,191

Warrants issued for services valued at $.20 per share	—	—	—	—	—	63,936	63,936

Warrants issued for services valued at $.27 per share	—	—	—	—	—	1,011,750	1,011,750

Warrants issued for services valued at $.12 per share	—	—	—	—	—	29,250	29,250

Warrants issued for debt and services valued at $.21 per share	—	—	—	—	—	176,226	176,226

Warrants issued with debt valued at $.24 per share	—	—	—	—	—	1,063	1,063

Warrants issued for debt valued at $.20 per share	—	—	—	—	—	50,000	50,000

Warrants issued for services valued at $.12 per share	—	—	—	—	—	30,000	30,000

Warrants issued for services valued at $.215 per share	—	—	—	—	—	226,825	226,825

Warrants issued with debt valued at $.21 per share	—	—	—	—	—	80	80

Warrants issued for debt and services valued At $.16 per share	—	—	—	—	—	38,968	38,968

Warrants issued for services valued at $.24 per share	—	—	—	—	—	31,200	31,200

Warrants issued for services valued at $.16 per share	—	—	—	—	—	20,800	20,800

Warrants issued for services valued at $.115 per share	—	—	—	—	—	35,075	35,075

Warrants issued for services valued at $.02 per share	—	—	—	—	—	14,800	14,800

Forgiveness for accrued payroll	—	—	—	—	—	60,000	60,000

Net loss for the period ending March 31, 2006	—	—	(7,223,413)	—	—	—	(7,223,413)

BALANCE, March 31, 2006 (Restated)	75,654,711	$7,032,077	$(15,135,066)	$(28,750)	$—	$6,794,713	$(1,337,026)

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31, 2007 and 2006 (Restated)

	Common Stock		Deficit Accumulated During the
	Shares	Amount	Development Stage	Subscription Receivable	Treasury Stock	Additional Paid In Capital	Total

Common stock issued for services ranging from $0.005 - $.12 per share	47,268,805	$1,283,302	$—	$—	$—	$—	1,283,302

Stock issued upon conversion of Convertible Debentures	4,916,667	295,000					295,000

Common Stock issued upon exercise of warrants	10,000	1,000					1,000

Warrants issued with convertible notes						103,695	103,695

Beneficial Conversion feature issued with convertible notes payable						154,362	154,362

Warrants issued under Standby Equity Distribution agreement (26,325,000 warrants)						418,168	418,168

Payment of Subscription receivable				28,750			28,750

Common stock for the exercise of warrants	500,000	1 10.000					10,000

Warrants extended valued at $.009 per share						6,192	6,192

Common Stock issued for $.0072 per share	3,846,154	27,692					27,692

Common Stock issued for $.00685 per share	4,729,730	32,399					32,399

Common Stock issued for $.00493 per share	9,433,962	46,509					46,509

Common Stock issued for $.005	600,000	3,000					3,000

Net loss for the period ending March 31, 2007			(2,733,225)				(2,733,225)

BALANCE - March 31, 2007	146,960,029	$8,730,979	$(17,868,291)	$—	$—	$7,477,130	$(1,660,182)

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,

	2007	(Restated) 2006
Cash Flows from Operating Activities:
Net loss	$(2,733,225)	$(7,223,413)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,495	6,295
Amortization of discount	264,619	14,287
Non-cash services for stock and warrants	1,707,662	5,820,565
Loss on disposal of equipment	3,529	—

Net changes to:
Prepaid expenses	—	—
Accounts payable	252,900	89,356
Accrued expenses	(62,288)	382,073
Accrued payroll	255,000	207,000
Accrued interest	37,958	33,363

Net Cash (Used) by Operating Activities	(269,350)	(670,474)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,687)	(3,600)

Net Cash (Used) by Investing Activities	(2,687)	(3,600)

Cash Flows from Financing Activities:
Bank overdraft	(733)	(3,801)
Advances from related party	163,185	224,066
Proceeds from issuance of common stock	120,599	183,815
Purchase of treasury stock	—	(64,850)
Proceeds from issuance of notes payable	10,000	335,750

Net Cash Provided by Financing Activities	293,051	674,980

Net Increase (Decrease) in Cash	21,014	906

Cash at Beginning of Period	906	—

Cash at End of Period	$21,920	$906

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$92	$14,403
Income taxes	$—	$—

[ Continued ]

The accompanying notes are an integral part of these consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[  Continued  ]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended March 31, 2007

The Company converted $295,000 of advances to convertible debentures.

The Company issued 47,268,805 shares of common stock for services valued at $1,283,302 with prices ranging from $.005 - $.12.

The Company, in connection with the issuance of $295,000 in convertible debentures, issued 2,458,333 warrants to purchase common stock. The Company allocated proceeds of $98,691, or approximately $.04 per share to the warrants and recorded a beneficial conversion in the amount of $147,858.

The Company extended the exercise period of certain warrants an additional four months. This resulted in an additional expense of $6,192.

The Company, in connection with the issuance of $20,000 in convertible debentures, issued 500,000 warrants to purchase common stock. The Company allocated proceeds of $5,004 or $.01 per share to the warrants and recorded a beneficial conversion in the amount of $6,504.

The Company, in connection with the Standby Equity Distribution Agreement, issued 26,325,000 warrants to Cornell Capital Partners. The warrants were valued at $418,168 for an average of $0.02 per warrant.

The Company disposed of a fixed asset with a net basis of $3,529.

Subscriptions receivable in the amount of $28,750 were paid through conversion of advances payable.

For the year ended March 31, 2006 (Restated):

The Company issued 43,166,885 shares of common stock for services valued at $7,778,895, at prices ranging from $0.10 - $0.21 per share.

The company cancelled 18,796,000 share of common stock valued at $3,514,160 at prices ranging from $0.17 - $0.22 per share.

The company cancelled 436,000 shares of treasury stock valued at $44,850.

The Company issued 6,190,000 warrants to purchase common stock for services valued at $1,448,836, or approximately $.23 per share.

The Company issued 1,075,555 warrants to purchase common stock for reduction of accrued debt valued at $143,000 and for services of $72,194, or approximately $.20 per share.

In connection with the issuance of $335,750 in convertible debentures, the Company issued 167,875 warrants to purchase common stock and allocated proceeds received of approximately $.16 per share to the warrants. A corresponding discount of $27,337 was recorded for the convertible debentures.

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

Face Print Global Solutions, Inc., and Subsidiary, (“the Company”) plans to develop and market facial recognition software. The Company also has marketed playing cards printed with custom faces. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [  Continued  ]

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of March 31, 2007, the Company has capitalized a total of $6,222 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the years ended March 31, 2007 and 2006.

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

Advertising Costs - Advertising costs are charged to operations when incurred. The Company expensed $2,240 and $14,125 in advertising costs during the years ended March 31, 2007 and 2006, respectively.

Stock-Based Compensation  - The Company has three stock-based employee compensation plans [ See Note 6 ]. The Company previously accounted for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company has not issued any stock options or warrants under the plan.

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), on April 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method that was used to account for stock-based awards prior to April 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. See Note 6 for a description of the Company’s stock option plan. Also see Note 12 - Restatement relating to the restatement of stock issued for services in 2005 and 2006.

Research and Development - The Company expenses research and development as incurred. For the years ended March 31, 2007 and 2006, respectively, the Company expensed $0 and $734 in research and development.

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

Accounting Estimates  - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [  Continued  ]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, were recently issued. SFAS No. 155, 156, 157, 158 and 159 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations [ See Note 3 ].

Restatement - The Company has made a restatement to its financial statements for the years ended March 31, 2005 and 2006 [See Note 12]. The effect of such restatements are reflected herein.

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

The following is a summary of the results of operations of the Company’s discontinued business:

March 31, 2006

Revenue	$—

Cost of goods sold	—

Expenses	66,428

Other income (expense)	—

Net (Loss)	$(66,428)

(Loss) per Share	(.00)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2007	March 31, 2006

Office furniture and equipment	$16,466	$17,378
Website	6,222	6,222

	22,688	23,600

Less: Accumulated depreciation	(19,984)	(15,560)

Net Property and Equipment	$2,704	$8,040

Depreciation expense for the years ended March 31, 2007 and 2006 was $4,495 and $6,295, respectively.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE NOTES PAYABLE

	March 31, 2007	March 31, 2006
The Company issued a $5,000 convertible note payable to Julie Kemp. The note accrues interest at 10% per annum, was due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $0 and $199, respectively	$5,000	$4,801

The Company issued a $20,000 convertible note payable to Michel Carrier. The note accrues interest at 10% per annum, was due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $0 and $797, respectively	20,000	19,203

The Company issued a $10,000 convertible note payable to Manon Pardis. The note accrues interest at 10% per annum, was due January 2007 and is convertible into common stock at $.50 per share, net of discounts of $0 and $470, respectively	10,000	9,530

The Company issued a $200,000 convertible note payable to Gestion Lamvic. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $672 and $8,730, respectively	199,328	191,270

The Company issued a $125,000 convertible note payable to 1451063 Ontario. The note accrues interest at 10% per annum, is due May 2007 and is convertible into common stock at $.50 per share, net of discounts of $420 and $5,456, respectively	124,580	119,544

The Company issued a $10,000 convertible note payable to Jean Houle. The note accrues interest at 10% per annum, is due September 2007, net of discount $754	—	9,246

The Company issued a $10,000 convertible note payable to Jean Houle. The note accrues interest at 10% per annum, is due September 2008 and is convertible into common stock at $.02 per share, net of discount of $6,686	3,314	—

The Company issued a $10,000 convertible note payable to Jean Houle. The note accrues interest at 10% per annum, is due November 2008 and is convertible into common stock at $.02 per share, net of discount of $2,106	7,894	—

The Company issued a $750 convertible note payable to Dean Hash. The note accrues interest at 10% per annum, is due October 10, 2007 and is convertible into warrants at $.50 per share, net of discounts of $23 and $64, respectively	727	686

Net Convertible Notes Payable	$370,843	$354,280

Amortization of discount for the years ended March 31, 2007 and 2006 was $264,619 and $14,287, respectively.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock.

During the year ended March 31, 2006, the Company issued 43,166,885 shares of common stock for services valued at $7,778,895 at prices ranging from $0.10 - $0.21 per share.

During the year ended March 31, 2006, the Company cancelled 18,796,000 shares of common stock valued at $3,514,160 at prices ranging from $0.17 - $0.22 per share.

During the year ended March 31, 2006, the Company cancelled 436,000 shares of Treasury stock valued at $44,850.

During the year ended March 31, 2006, the Company issued 6,190,000 warrants to purchase common stock for services valued at $1,448,836, or approximately $.23 per warrant.

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

During the year ended March 31, 2006, the Company issued 1,000,000 shares of common stock in exchange for $100,000 of advance from related parties, valued at approximately $.10 per share.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [  Continued  ]

During the year ended March 31, 2006 the Company issued 740,000 warrants in replacement of 388,000 warrants. The new warrants were valued at $14,800 or approximately $.02 per share.

During the year ended March 31, 2006, 740,000 shares of common stock were issued upon exercise of warrants at $.10 per share for $74,000.

During the year ended March 31, 2007, 10,000 shares of common stock were issued upon exercise of warrants at $.10 per share for $1,000.

During the year ended March 31, 2007, the Company issued 47,268,805 shares of common stock for services valued at $1,283,302 for prices ranging from $.005 - $.12 per share.

During the year ended March 31, 2007, the Company, in connection with the issuance of $295,000 in convertible debentures, issued 2,458,333 warrants to purchase common stock. The Company allocated proceeds of $98,691, or approximately $.04 per share to the warrants.

During the year ended March 31, 2007, the Company extended the exercise period of certain warrants an additional four months. This resulted in an additional expense of $6,192.

During the year ended March 31, 2007, the Company, in connection with the issuance of $20,000 in convertible debentures, issued 500,000 warrants to purchase common stock. The Company allocated proceeds of $5,004 or $.01 per share to the warrants.

During the year ended March 31, 2007, 500,000 shares of common stock were issued upon exercise of warrants at $.20 per share for $10,000.

During the year ended March 31, 2007, the Company issued 600,000 shares of common stock for $3,000 or approximately $0.005 per share.

During the year ended March 31, 2007, the Company issued 18,009,846 shares to Cornell Capital Partners, under the Standby Equity Distribution agreement, for $106,600 or an average of $0.006 per share.

A summary of the status of the warrants granted at March 31, 2007 and 2006 and changes during the years then ended is presented below.

	For the Years Ended March 31
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	4,986,884	$.23	17.843.954	$.06
Granted	29,283,333.22		8,585,930.05
Exercised	510,000.05		10,555,000.01
Forfeited	0.02		10,888,000.02
Expired	688,000.50		—	—

Outstanding at end of period	33,072,217	$.22	4,986,884	$.23

Weighted average fair value of options granted during the period	29,283,333	$.22	8,585,930	$.05

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [  Continued  ]

A summary of the status of the warrants outstanding at March 31, 2007 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$ .001	125,000	0.0 years	$.001	125,000	$.001
.05	2,956,668	3.1 years	.05	2,956,668.05
.10	250,000	3.3 years	.10	250,000.10
.12	2,458,333	4.2 years	.12	2,458,333.12
.15	6,675,000	3.9 years	.15	6,675,000.15
.20	12,825,000	3.9 years	.20	12,825,000.20
.35	7,150,000	3.9 years	.35	7,150,000.35
.40	87,500	3.6 years	.40	87,500.40
1.00	544,716	1.7 years	1.00	544,716	1.00
$ .001 - 1.00	33,072,217	3.8 years	$.22	33,072,217	$.22

Reservation of Subsidiary Stock - In February 2003, Subsidiary’s Board of Directors resolved to reserve 1,000,000 shares of Subsidiary’s common stock to be issued under options to employees, advisors and consultants.

Stock Option Plan  - In November 1999, the Board of Directors of Parent adopted and the stockholders at that time approved the 1999 Stock Option Plan (“the Plan”). The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company. Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors. The Plan limits awards to directors, officers and employees to $100,000 of compensation per year. The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company. The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue. The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company. At March 31, 2007, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

In October of 2005, the Board of Directors voted and approved a stock incentive plan (the 2005 Plan). The 2005 Plan provided for the grant of both incentive and non-qualified options to purchase up to 2,000,000 shares of the Company’s common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options at $0.15 was not less than the fair market value of the underlying stock at the date of the grant. At March 31, 2007 all options were granted.

In January of 2006, the Board of Directors voted and approved a stock incentive plan (the “2006 Stock Incentive Plan”). The 2006 Plan provided for the grant of both incentive and non-qualified options to purchase up to 3,000,000 shares of the Company’s common stock. The Company filed a registration statement on Form S-8 registering the shares under the 2006 Plan. The incentive stock options may be granted only to employees, including officers of the Company, while non-qualified stock options may be granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. As of March 31, 2007, 2,750,000 shares have been granted under the 2006 Plan.

In July of 2006, the Board of Directors voted and approved a consultant stock plan (the “2006 Consultant Plan”). The 2006 Consultant Plan provides for the grant of awards of the Company’s common stock to any person who provides bona fide consulting services to the Company, provided, however, no award may be granted under the 2006 Consultant Plan to any person in connection with the provision of any services incident to the raising of capital or promotion or maintenance of a market for the Company’s securities. The aggregate maximum number of shares of common stock which may be issued or granted is three million (3,000,000) shares. The Company filed a registration statement on Form S-8 registering the three million shares under the 2006 Consultant Plan. As of March 31, 2007, 5,000,000 shares have been granted under the 2006 Consultant Plan.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- CAPITAL STOCK [  Continued  ]

In October of 2006, the Board of Directors voted and approved an equity incentive plan which was most recently amended and restated as of April 27, 2007 (the “2006 Amended and Restated Equity Incentive Plan”). The 2006 Amended and Restated Plan provides for the grant of (i) incentive and non-qualified options, (ii) rights to purchase common stock, and (iii) stock bonuses, of up to 20,000,000 shares of the Company’s common stock. The Company filed registration statements on Form S-8 registering the shares under the 2006 Amended and Restated Plan. As of March 31, 2007, 5,000,000 shares have been granted under the 2006 Amended and Restated Equity Incentive Plan

In January of 2006, the Board of Directors voted and approved a stock incentive plan (the 2006 Plan). The 2006 Plan provided for the grant of both incentive and non-qualified options to purchase up to 3,000,000 shares of the Company’s common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options at $0.10 was not less than the fair market value of the underlying stock at the date of the grant. At March 31,2007 2,595,621 shares had been issued under this plan.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The company has an approximate net operating loss carryforward of $12,600,000 which expires in various years through 2027 and an approximate capital loss carryforward of $67,000 which expires in the year 2011.

Deferred tax assets are comprised of the following:

	March 31,
	2007	2006
Deferred tax assets:
Excess of tax over book basis of fixed assets	$549	$383
Net operating loss carryforward	2,837,075	2,402,195
Capital loss carryforward	15,046	15,046
Accrued compensation	72,932	15,532
Less valuation allowance	(2,925,602)	(2,433,156)
	$—	$—

The Company had no deferred tax liabilities at March 31, 2007 and 2006. The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. At March 31, 2007 and 2006, the Company has recorded a valuation allowance of approximately $2,900,000 and $2,400,000 to fully offset the deferred tax asset resulting in an increase in the valuation allowance of approximately $500,000.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [  Continued  ]

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the periods ended March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006
Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax	7.51%	7.51%
Change in valuation allowance	(18.02)%	(22.68)%
Nondeductible compensation	(3.49)%	(1.01)%
Other	(1.00)%	(.84)%
Effective tax rate	—	—

NOTE 8 - RELATED PARTY TRANSACTIONS

Advances from Related Party - Officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company totaling $163,185. Advances of $295,000 were converted into convertible notes payable and warrants during the year ended March 31, 2007. At March 31, 2007, $13,714 was owing to the officer and shareholders.

Management Compensation - As of March 31, 2007 and 2006, the Company has accrued salary owed to officers/shareholders of the Company of $324,000 and $69,000 respectively. Salary expense to the officers/shareholders for the years ended March 31, 2007 and 2006 amounted to cash payments of $32,766 and $105,750, respectively. The Company also issued 0 and 1,575,555 warrants valued at $0 and $312,644, and also issued 3,906,600 and 15,300,000 shares of common stock valued at $95,929 and $2,840,750, respectively, as compensation to officers/shareholders.

Consulting Fees – Consulting fees consisting of 500,000 shares of common stock was issued to the wife of an officer/director of the Company.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Years Ended
	2007	2006
Loss from continuing operations
(numerator)	$(2,733,225)	$(7,156,570)

Loss from discontinued operations
(numerator)	–	(66,428)

Gain (loss) on disposal of
discontinued operations
(numerator)	–	(415)
Loss available to common
shareholders (numerator)	$(2,733,225)	$(7,223,413)
Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	96,362,959	75,645,711

At March 31, 2007, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

Public Relations - In March 2005, the Company signed an investors relations agreement with Coffin Partners for investor relations services.  Coffin Partners prepared a public relations plan for the Company and advised management on investor relations. The services were valued at $12,500 and paid in shares at a rate of $0.25 per share for 50,000 shares. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The term of this agreement was for the period March 1, 2005 through April 30.

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

Business Development Agreement - In January 2005, the Company signed a three year agreement with Gestion Académac Inc. for business development services. The agreement calls for the Company to pay a fee of $11,000 per month. For the three years commitment to participate in the structuring and organization of the business operations of the company, Consultant has been awarded a 5 years warrant to buy 7,000,000 shares of the capital of the company at a price of $0.001 per share. The Company has also agreed to issue to Consultant 5 years warrants to buy 3,000,000 common shares at a price of $0.001 per share: each warrant will be for 250,000 shares. The first such warrant has been issued on January 10, 2005, the date of this agreement, and the remaining warrants will be issued at the end of each quarter for a total of 11 successive quarters. Consultant stopped performing services beginning in the middle of the third fiscal quarter and the Company discontinued its obligations under the agreement at that time. Company and consultant signed a Settlement and mutual release agreement on April 30, 2007 whereupon the Company had 50 days to repurchase the shares held by consultant for $39,875.

R&D Agreement - In May 2005, the Company signed a three year agreement with Gestion Renaud Nadeau Inc. for R&D services. The agreement calls for the Company to pay a fee of $4,000 per month. For the three years commitment to participate in the development of the company, Consultant is entitled to receive a 5 years warrants to buy 3,600,000 shares of the capital of the company at a price of $0.001 per share. A first warrant of 500,000 shares has been issued upon execution of the agreement. Warrants for the remaining 3,100,000 shares will be issued monthly for the next 31 months at a rate of 100,000 shares per month. The Company has agreed to issue to Consultant 5 years warrants to buy 1,500,000 common shares at a price of $0.001 per share: each warrant will be for 125,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters. Consultant stopped performing services beginning in the middle of the third fiscal quarter and the company discontinued its obligations under the agreement at that time. The Company and consultant signed a Settlement and mutual release agreement on April 30, 2007 whereupon the Company had 50 days to repurchase the shares held by consultant for $1,375.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES [  Continued  ]

Analyst Programmer Agreement - In May 2005, the Company signed a three year agreement with Martin Longpré for software development services. The agreement calls for the Company to pay a fee of $4,300 per month. For the three years commitment to participate in the development of the company, Consultant is entitled to receive a 5 years warrants to buy 1,080,000 shares of the capital of the company at a price of $0.001 per share. A first warrant of 150,000 shares has been issued upon execution of the agreement. Warrants for the remaining 930,000 shares will be issued monthly for the next 31 months at a rate of 30,000 shares per month. The Company has agreed to issue to Consultant 5 years warrants to buy 600,000 common shares at a price of $0.001 per share; each warrant will be for 50,000 shares. The first two warrants have been issued upon execution of the agreement, and the remaining warrants will be issued at the end of each quarter for a total of ten successive quarters. Consultant stopped performing services beginning in the middle of the third fiscal quarter and the Company discontinued its obligations under the agreement at that time. The Company and consultant signed a Settlement and mutual release agreement on April 30, 2007 whereupon the Company had 50 days to repurchase the shares held by consultant for $450.

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

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES [  Continued  ]

Evaluation and Acquisition of Technology -  In April 2006, the Company signed a three month agreement with Mohamed Laaroussi to provide advisory services relating to the evaluation and acquisition of technology companies. The agreement calls for the Company to issue to the Consultant 50,000 S8 shares monthly for three months.

Financing & CFO Support Services - The Company signed an agreement with Transition Partners, Limited ("TPL") to act as a financial advisor and provide Chief Financial Officer support services (“CFO support services”) to FacePrint Global Solutions, Inc. (the "Company") for an initial period of six months, commencing July 5, 2006 through January 4, 2007. In consideration for acting as financial advisor and providing interim CFO support services to the Company throughout this engagement, TPL will be paid in advance a monthly retainer of $23,000 on the fifth day of each month of this six month agreement throughout the duration of its engagement. TPL will be granted warrants to acquire such number of shares of the outstanding common stock of the Company equal to 4% of the shares of common stock of the Company on a fully-diluted, fully converted basis as of the date of our engagement. The Warrants will contain a per share exercise price which is equal to the per share fair market value of the Company as of July 5, 2006 as reported on the NASDAQ bulletin board OTC quotation system. The Company will also pay contingent advisory fees for the successful procurement of working capital to the Company. The procurement fees will be based on a success fee formula equal to 7% of the value of such Transaction. On August 7, 2006 TPL commenced legal action against the Company under this agreement. On February 13, 2007 the parties signed a settlement agreement whereby TPL agreed to return all warrants and both parties agreed to a mutual release and mutual covenants not to sue.

Employment Contracts - The Company has employment contracts with one officer of the Company. The agreement calls for the Company to pay the officer a salary of approximately $132,000 a year. In addition, the Company will issue 250,000 shares of common stock quarterly under the agreement. The terms of these contracts are for three years beginning in January 2005. As of March 31, 2007 Pierre Cote is the sole officer and employee of the Company. All other contracts have been terminated.

Rental Agreement - In March 2003, the Company assumed an office lease for 1,792 square feet in Fresno, California from its majority founder that expires November 30, 2007. Rent expense for the years ended March 31, 2007 and 2006 was $31,611 and $33,788, respectively. The future minimum lease payments are as follows:

Years Ended March 31:
2008	$23,280
Total	$23,280

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

In June of 2005, former employee Nick Cornacchia filed an action against FGS in the Superior Court of California for the County of Fresno, Case No. 05CECG01344. The nature of the case was breach of contract. Mr. Cornacchia was seeking damages for unpaid wages of approximately $8,000, and additional general and special damages in excess of $100,000. FGS counter-sued, also arguing breach of contract. The parties settled the case in September 2006.

In December 30, 2005, the Company filed an action against Wallstreet Inside Reporter in the Superior Court of California for the County of Fresno, Case No. 05CECG04038. The nature of the case is for rescission of contract for failure to perform obligations under such contract. The Company is seeking the return of 1,250,000 shares of the Company’s Common Stock. No trial date has been set yet in this matter. We cannot determine at this time either the likelihood or success of the suit.

On September 26, 2006, former director Robert Rios filed an action against the Company and its Chief Executive Officer, Pierre Cote in the Superior Court of California for the County of Fresno, Case No. 06CECG03203. The nature of the case was breach of contract and fraud. Mr. Rios is seeking $400,000 and punitive damages based on the decline in the value of the share price of the Company’s common stock. The Company had filed a motion for cross complaint against Mr. Rios and a third party and hearing is scheduled on the motion on or about August 2007. Trial is scheduled for January 14, 2008. The Company can not determine at this time either the likelihood or success of the suit.

The Company is also involved in other litigation or arbitrations as a result of its normal business operations but believes the resolutions for these additional matters would not have a material impact on the financial condition of the Company.

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

Payroll Taxes - The Company is delinquent in the payment of its payroll tax liabilities. As of March 31, 2007 and 2006, unpaid payroll taxes total approximately $278,395 and $255,552, respectively. The Company has estimated related penalties and interest at $126,087 and $72,237, respectively, computed through March 31, 2007 and 2006, which are included in current liabilities at March 31, 2007. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the taxing authorities.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RESTATEMENT

The Company has restated its financial statements for the years ended March 31, 2006 and 2005. The significant changes made are further described and summarized below.

The Company had previously recorded non-cash issuances of common stock to employees and consultants using a consistent price of $.25 per share. However, during 2005 the market value of common stock began to decrease. The company is currently restating its financial statements for those prior years to record the issuances of common stock at quoted market values.

The following table highlights the significant areas of change from those previously reported:

	Year Ended March 31, 2006
	As Previously Reported March 31, 2006	Restated March 31, 2006	Change

Total Assets	$8,946	$8,946	-
Stockholders’ Equity	$(1,995,784)	$(1,337,026)	$658,758
Net Income (Loss)	$(9,504,635)	$(7,223,413)	$2,281,222
Income (Loss) available to common stockholders’	$(9,504,635)	$(7,223,413)	$2,281,222
Basic Earnings (Loss)
per Share	$(.13)	$(.10)	$.03

	Year Ended March 31, 2005
	As Previously Reported March 31, 2005	Restated March 31, 2005	Change
Total Assets	$10,735	$10,735	$-
Stockholders’ Equity	$(503,999)	$(433,477)	$70,522
Net Income (Loss)	$(7,012,546)	$(6,686,924)	$325,622
Income (Loss) available to common stockholders’	$(7,012,546)	$(6,686,924)	$325,622
Basic Earnings (Loss)
per Share	$(.18)	$(.18)	$-

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007 (and through August 6, 2007), the Company has issued a total of 50,900,000 shares of common stock for services.

On May 10, 2007, the Company entered into a Compromise Settlement Agreement and Mutual Release with Dieterich and Associates. The company issued 300,000 shares of unrestricted shares and 1,200,000 of non-cancelable, restricted stock on May 18, 2007 in order to pay its outstanding accounts payable balance of $12,000.

On May 23, 2007, the Company entered into a non-binding letter of intent to acquire Axesnetwork Solutions, Inc. The letter of intent expired on July 25, 2007 with no transaction consummated between the parties.

On July 9, 2007, the Company’s shareholders approved a 50-to-1, reverse stock split (the “Reverse Stock Split”).

Consultants Agreements - In conjunction with the Reverse Stock Split, the Company entered into a consulting agreement after year end in order to help facilitate the Reverse Stock Split. On May 21, 2007, the Company entered an agreement with Kathy Carter (“Carter”) calling for the issuance of 2,000,000 shares of Company common stock. The agreement covers the period from January 1, 2007 through June 30, 2007.

On April 11, 2007, the Company entered into an agreement with McGuire Consulting Services, Inc (“McGuire”) to assist with retaining forensic accounting specialists and provide acquisition strategies. The agreement runs through October 4, 2007 and calls for the issuance of 500,000 shares of common stock at a value of $0.004 upon execution of the agreement. In addition, McGuire can earn an additional Seventy Thousand Dollars ($70,000) cash bonus as well as the issuance of warrants to purchase shares of the Company’s common stock valued in an aggregate amount of Seventy Thousand Dollars ($70,000) if certain performance thresholds are met. On May 1 and May 3, 2007, the Company signed amendments with McGuire agreeing to the issuance of an additional aggregate of 5,500,000 shares of common stock in exchange for consulting services performed. As of June 1, 2007 all shares under this agreement had been issued.

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

In anticipation of a possible acquisition (see footnote 13), the Company hired Mendoza Berger & Company, LLP (MBC), a regional firm of certified public accountants, to review the payroll tax liability the Company had recorded on its December 31, 2006 and March 31, 2007 internal financial statements. In reviewing the liability, MBC determined that the Company had incorrectly accounted for the value of stock it had issued to employees and contractors as compensation, and that it had also incorrectly accrued payroll taxes related to the issuance of this stock.

MBC determined that all shares issued for services, whether employee or independent contractors, had been valued at $0.25 per share even though in most cases the actual market value of those shares was lower at the time of issue. In addition, the Company had accounted for some of their independent consultants as employees and also accrued payroll taxes on those shares. As a result, payroll tax liability was adjusted by $ 660,572 and $632,908 at March 31, 2007 and 2006, respectively. Payroll expense and consultants services were adjusted by $2,178,870 and $1,780,186 at March 31, 2007 and 2006, respectively.

As a result, the initial stock valuation of $0.25 which was valid during fiscal 2004 and most of fiscal 2005 was never adjusted to market in subsequent periods. In addition, the independent consultants who had been accounted for as employees also had payroll tax accruals made on their consulting fees. The Company intends to amend all of its annual and quarterly SEC filings beginning with the 4th quarter of fiscal 2005. In addition, the Company has hired additional qualified accountants to prevent such errors from occurring in the future.

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

Item 8B.  Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Set forth below are the name, age and position of each of our executive officers and directors as of August 6, 2007. The executive officers serve at the pleasure of the Board of Directors. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding with any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Office

Pierre Cote	54	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors *

Jean Houle	42	Director *

Allan J. Balchi	50	Director

*   Mr. Cote and Mr. Houle serve on the Audit Committee of the Company’s Board of Directors.

Pierre Cote, age 54, has been Chairman since January 2004. He founded InterQuest, Inc. in March 1994, and was its president until July 2001. InterQuest, Inc. developed facial recognition software and filed for bankruptcy protection under Canadian law in July 2000 in the District of Montreal, Quebec, as the result of a control dispute. Mr. Cote was the largest creditor of InterQuest, Inc. Mr. Cote founded IQ Biometrix, Inc., a Canadian corporation, in September 2000 to attempt to purchase the InterQuest, Inc. assets from the preferred creditor. This acquisition attempt failed and IQ Biometrix, Inc. (Canada) also filed for bankruptcy under Canadian law in the District of Longueil, Quebec. In July 2001, Mr. Cote   founded IQ Biometrix California, Inc, a California corporation, which acquired facial recognition software from the InterQuest, Inc. bankruptcy and further developed and perfected it. Mr. Cote took IQ Biometrix public in 2002 and left IQ Biometrix in June 2002. From June 2002 until February 2003, Mr. Cote investigated various business opportunities. He commenced developing FacePrint's business plan in February 2003 when he organized FacePrint Global Solutions (California). Prior to 1995, he developed and distributed nine successful educational board games. Mr. Cote is also a private investor.

Jean Houle, age 42, has been a director of the Company since 2005. Mr. Houle holds a technical degree in computer sciences from Sherbrooke College (Canada) and has vast experience in business management, software development, computer systems analysis and cash register interfaces.  In 1991, he joined U.S. Farm Systems, a California-based manufacturer of dairy waste handling equipment. Presently, he is the Chief Operating Officer of U.S. Farm Systems, where he led in the expansion of the company, which grew from 12 employees and $1.2 million in sales to over 60 employees and $9.5 million in sales.

Allan J. Balchi, age 50, has served as a director of the Company since August 20, 2006. Mr. Balchi is a 23-year United States Marine Corps veteran and an expert in military intelligence, counter-terrorism and security management. His areas of expertise include security management, intelligence, counter-intelligence, counter-terrorism, and training initiative design and coordination. Mr. Balchi joins Face Print after spending years developing, consulting and coordinating training programs and curriculums for the United States Military and the law enforcement community. As intelligence chief with Joint Task Force Six, Mr. Balchi and an elite team of intelligence analysts were assigned to design the intelligence structure for the High Intensity Drug Trafficking Areas, a subordinate Law Enforcement Counter Narcotics Initiative to the Office of National Drug Control Policy, a component of the Executive Office of the President. Mr. Balchi’s military experience includes stints as a certified military instructor in marksmanship training, close-quarter combat, and self-defense program development. While assigned as an intelligence officer Mr. Balchi provided leadership and management training, evaluation and counseling in all aspects of operational intelligence support. He established two formal combat intelligence courses for the first and second marine aircraft wings, resulting in the creation of a new military designation. He also supervised and trained over 1,000 military trainees and junior drill instructors, as a senior USMC Drill Instructor. Mr. Balchi also developed and conducted training courses in leadership, security management, including interior guard and force protection, intelligence, counter-intelligence, and consulting support for law enforcement agencies involved in anti-drug operations.

To the best of our knowledge, (i) there are no material proceedings to which our directors are a party, or has a material interest, adverse to us; and (ii) there have been no events under any bankruptcy act, other than described in Mr. Cote’s biography, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any of the directors during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial stockholders, the Company believes that since the effective date of the Company's registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because all of management's efforts have been directed to building the business of the Company. The Board of Directors may adopt a code of ethics at a later date.

Nominating Committee

The Company does not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

Audit Committee

The audit committee of the Board of Directors consists of Mr. Cote, who is our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, and Mr. Houle who is an independent director of the Company. The audit committee reviews actions with respect to various auditing and accounting matters, including the selection of the company’s independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, and the accounting practices of the Company. The Company does not currently have an audit committee financial expert serving on its audit committee. The Company may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to its ability to locate and compensate such a person.

Item 10. Executive Compensation

Director Compensation

Our directors do not currently receive any cash compensation for service on our board of directors or any committee. Directors are eligible for option and stock grants under our stock option plan, stock incentive plan and consultant stock plan. See “Equity Compensation Plans” below. The following table sets forth information concerning the compensation of each person who served as a non-employee director during fiscal year-ended March 31, 2007. The compensation for each of our executive officers who served as a director during fiscal year-ended March 31, 2007 is fully reflected under our “Compensation of Named Executive Officers” disclosure below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jean Houle (1)	–	0	0	0	0	0	0
Allan J. Balchi (2)	–	40,000	0	0	0	0	40,000

(1) The aggregate number of stock awards and option awards issued to Mr. Houle and outstanding as of March 31, 2007 is 500,000 and 0, respectively.
(2) The aggregate number of stock awards and option awards issued to Mr. Balchi and outstanding as of March 31, 2007 is 500,000 and 0, respectively.

Compensation of Named Executive Officers

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the named executive officers below for the fiscal year ended March 31, 2007.

Summary Compensation for the Fiscal Year-Ended March 31, 2007

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($) (2)	Total ($)
Pierre Cote, President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board (1)	2007	132,000	0	35,000	0	0	0	0	167,000

Serge Carrier, Vice President of Business Development, Chief Operating Officer and Director (2)	2007	77,000	0	0	0	0	0	0	77,000

Kayla Keophounsouk, Secretary, Treasurer and Director (3)	2007	34,698	0	33,200	0	0	0	0	67,898

Canon Bryan, Chief Financial Officer (4)	2007	0	0	27,759	0	0	0	0	27,759

(1) Mr. Cote did not receive any compensation for services as a director of the Company.

(2) Mr. Carrier did not receive any compensation for services as a director of the Company. Effective October 30, 2006, Mr. Carrier resigned as a director and executive officer of the Company.

(3) Ms. Keophounsouk did not receive any compensation for services as a director of the Company. Effective November 21, 2006, Ms. Keophounsouk resigned as a director and executive officer of the Company. Stock awards includes compensation paid thru March 31, 2007 for consulting services.

4) Mr. Bryan became our Chief Financial Officer on September 26, 2006 and subsequently resigned from that position on May 31, 2007. The Company appointed Mr. Cote, its Chief Executive Officer and Chairman of the Board, as interim Chief Financial Officer effective May 31, 2007.
Outstanding Equity Awards

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of March 31, 2007.

Outstanding Equity Awards at Fiscal Year End
March 31, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pierre Cote	0	0	0	N/A	N/A	0	0	0	0

Serge Carrier	0	0	0	N/A	N/A	0	0	0	0

Kayla Keophounsouk	0	0	0	N/A	N/A	0	0	0	0

Canon Bryan	0	0	0	N/A	N/A	0	0	0	0

Equity Compensation Plans

The following table sets forth information as of March 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or services as described in SFAS No. 123 (R).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

Equity Compensation Plans or Individual Compensation Arrangements Approved by Security Holders	0	N/A	2,000,000

Equity Compensation Plan or Individual Compensation Arrangements Not Approved by Security Holders:	0	N/A	600,000

TOTAL	0	N/A	2,600,000

1999 Stock Option Plan

In November of 1999, Dostuk Holding, Inc., the predecessor entity to Face Print Global Solutions, Inc., by resolution of its Board of Directors and stockholders, adopted the 1999 Stock Option Plan (the "1999 Plan"). The Plan enables the Company to offer an incentive based compensation system to employees, advisors, officers and directors and to employees of companies who do business with the Company.

In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees or employees of companies with which we do business become participants in the 1999 Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the 1999 Plan, and no grants have been made under the 1999 Plan. At March 31, 2007, no awards had been made and total awards available to be granted from the 1999 Plan amounted to 2,000,000 shares.
Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the 1999 Plan.

Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be granted under the 1999 Plan in connection with incentive stock options.

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

Stock options granted under the 1999 Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of common stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

2005 Stock Incentive Plan

In October of 2005, our Board of Directors voted and approved a stock incentive plan (the “2005 Plan”). The 2005 Plan provided for the grant of both incentive and non-qualified options to purchase up to 2,000,000 shares of the Company’s common stock. The Company filed a registration statement on Form S-8 registering the shares under the 2006 Plan. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options at $0.15 was not less than the fair market value of the underlying stock at the date of the grant. At March 31, 2007 all options were granted.

2006 Stock Incentive Plan

In January of 2006, the Board of Directors voted and approved a stock incentive plan (the “2006 Stock Incentive Plan”). The 2006 Plan provided for the grant of both incentive and non-qualified options to purchase up to 3,000,000 shares of the Company’s common stock. The Company filed a registration statement on Form S-8 registering the shares under the 2006 Plan. The incentive stock options may be granted only to employees, including officers of the Company, while non-qualified stock options may be granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. As of March 31, 2007, 2,750,000 shares have been granted under the 2006 Plan.

2006 Consultant Stock Plan

In July of 2006, the Board of Directors voted and approved a consultant stock plan (the “2006 Consultant Plan”). The 2006 Consultant Plan provides for the grant of awards of the Company’s common stock to any person who provides bona fide consulting services to the Company, provided, however, no award may be granted under the 2006 Consultant Plan to any person in connection with the provision of any services incident to the raising of capital or promotion or maintenance of a market for the Company’s securities. The aggregate maximum number of shares of common stock which may be issued or be granted is three million (3,000,000) shares. The Company filed a registration statement on Form S-8 registering the three million shares under the 2006 Consultant Plan. As of March 31, 2007, 3,000,000 shares have been granted under the 2006 Consultant Plan.

2006 Amended and Restated Equity Incentive Plan

In October of 2006, the Board of Directors voted and approved an equity incentive plan which was most recently amended and restated as of April 27, 2007 (the “2006 Amended and Restated Equity Incentive Plan”). The 2006 Amended and Restated Plan provides for the grant of (i) incentive and non-qualified options, (ii) rights to purchase common stock, and (iii) stock bonuses, of up to 50,000,000 shares of the Company’s common stock which have been registered and issued as follows:

o
On October 4, 2006, the Company filed a registration statement on Form S-8 registering 5,000,000 shares under the 2006 Amended and Restated Plan. As of March 31, 2007, 5,000,000 shares have been granted under the 2006 Amended and Restated Equity Incentive Plan pursuant to this registration statement.

o
On November 13, 2006, the Company filed a registration statement on Form S-8 registering an additional 10,000,000 shares under the 2006 Amended and Restated Plan. As of March 31, 2007, 9,750,000 shares have been granted under the 2006 Amended and Restated Equity Incentive Plan pursuant to this registration statement.

o
On January 31, 2007, the Company filed a registration statement on Form S-8 registering an additional 15,000,000 shares under the 2006 Amended and Restated Plan. As of March 31, 2007, 15,000,000 shares have been granted under the 2006 Amended and Restated Equity Incentive Plan pursuant to this registration statement.

o
On May 2, 2007, the Company filed a registration statement on Form S-8 registering an additional 20,000,000 shares under the 2006 Amended and Restated Plan. As of March 31, 2007, 20,000,000 shares have been granted under the 2006 Amended and Restated Equity Incentive Plan pursuant to this registration statement.

Altogether, as of May 31, 2007, 49,750,000 shares have been granted under the 2006 Amended and Restated Equity Incentive Plan.

2007 Consultant Stock Plan

In May of 2007, the Board of Directors voted and approved a consultant stock plan (the “2007 Consultant Plan”). The 2007 Consultant Plan provides for the grant of awards of the Company’s common stock to any person who provides bona fide consulting services to the Company, provided, however, no award may be granted under the 2007 Consultant Plan to any person in connection with the provision of any services incident to the raising of capital or promotion or maintenance of a market for the Company’s securities. The aggregate maximum number of shares of common stock which may be issued or granted is thirty million (30,000,000) shares. The Company filed a registration statement on Form S-8 registering the thirty million shares under the 2007 Consultant Plan. At March 31, 2007, the 2007 Consultant Plan had not yet been adopted and accordingly no shares had been granted under the 2007 Consultant Plan.

Termination of Employment, Change in Responsibilities and Employment Contracts

The Company has an employment contract with its principal employee, Pierre Cote.  Mr. Cote’s employment contract has been filed as Exhibit 10.2 to the Company’s registration statement on Form SB-2, dated March 28, 2005.  Under the terms of the agreement, Mr. Cote is committed to the Company for a period of  (3) three years, and is prevented from engaging in competitive activities for a period of 2 years after termination of his employment with Face Print.  Mr. Cote’s salary is $130,000 in cash plus 1,000,000 shares per year.  Also, in connection with the agreement, Mr. Cote was granted a one-time sign on bonus of 7,000,000 shares.  Additional compensation may be accumulated by way of option grants, and those terms are described in the Summary Compensation Table above.

Report on Repricing of Options/SARS

We did not reprice any options or SARs outstanding during the fiscal year-ended March 31, 2007.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

As of August 6, 2007, the Company had a total of 318,479,946 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of the Company’s directors and executive officers. Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)	Percent of class(2)(3)
Common Stock	Pierre Cote(4)(5)(6)	86,273,623	27.1%
Common Stock	Allan J. Balchi (4)	1,000,000	*
Common Stock	Jean Houle(4)	7,251,700	2.3%
Common Stock	All officers and directors as a group (3 persons )	94,525,323	29.7%

* Indicates less than 1%.

(1) The address of each executive officer or director of the Company is 1111 E. Herndon Ave., Suite 115, Fresno, California 93720.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of August 6, 2007, are treated as outstanding only when determining the amount and percentage owned by such individual.

(3) In accordance with the regulations of the SEC, the percentage calculations are based on 318,479,946 shares of Common Stock issued and outstanding as of August 6, 2007, plus shares of Common Stock which may be acquired within 60 days of August 6, 2007, by each individual or group listed.

(4) Director of the Company

(5) Officer of the Company

(6) For Mr. Cote, this total includes 81,929,344 shares held by Mr. Cote and 4,344,279 shares held by Piyada Cote, his wife. Although under California community property law they are deemed to jointly own these shares, Mr. and Mrs. Cote disclaim beneficial ownership in the shares held by each other.

Item 12. Certain Relationships And Related Transactions

Dostuk Holdings, Inc. was organized as a Wyoming corporation on November 11, 1999 to seek out an advantageous acquisition. On March 31, 2003, Dostuk Holdings, Inc. acquired all of the capital stock of FacePrint Global Solutions, Inc., a California corporation, in exchange for 24,070,000 shares of newly issued common stock of Dostuk Holdings, Inc. Prior to the exchange Dostuk Holdings, Inc. had 9,000,000 shares outstanding. As a result, there were 33,070,000 shares outstanding. Dostuk Holdings, Inc. has subsequently changed its name to Face Print Global Solutions, Inc. References to Face Print Global Solutions, Inc. in this annual report are to the combined entity unless otherwise noted. Prior to the exchange, Dostuk Holdings, Inc. and FacePrint Global Solutions, Inc. had no affiliation or prior relationship. The terms of the share exchange were negotiated at arm's length.

Pierre Cote, an officer and director, has unpaid advances totaling $13,714 to the Company at March 31, 2007. Such advances are non-interest bearing and are not represented by promissory notes.

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

In fiscal year 2007, officers and shareholders of the Company have made payments on behalf of the Company and cash advances to the Company totaling $163,185. In June 2006, $295,000 of cash advances was converted to a convertible notes payable and in July 2006 this amount was converted into shares.

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

4.3	Placement Agent Agreement, dated February 22, 2006, by and among FacePrint Global Solutions, Inc., Newbridge Securities Corporation and Cornell Capital Partners, L.P. (5)

4.4	Form of $0.15 Warrant, dated February 22, 2006, with a five-year term, issued to Cornell Capital Partners, LP (5)

4.5	Form of $0.20 Warrant, dated February 22, 2006, with a five-year term, issued to Cornell Capital Partners, LP (5)

4.6	Form of $0.35 Warrant, dated February 22, 2006, with a five-year term, issued to Cornell Capital Partners, LP (5)

4.7	Form of Convertible Note, issued in 2005 (6)

4.8	Form of Warrant, issued in 2005, (6)

4.9	Form of Convertible Note Purchase Agreement and Registration Rights Agreement (6)

10.1	FacePrint Global Solutions Subscription Agreement (4)

10.2	Employment Agreement of Pierre Cote (6)

10.3	1999 Stock Option Plan (7)

10.4	2005 Stock Incentive Plan (8)

10.5	2006 Stock Incentive Plan (9)

10.6	2006 Consultant Stock Plan (10)

10.7	2006 Equity Incentive Plan as amended and restated April 27, 2007 (11)

10.8	2007 Consultant Stock Plan (12)

23.1	Consent of Auditors*

31.1
Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_________________________

(1) Filed with the Company's registration statement on Form SB-2 on 10/17/2003.

(2) Filed with the Company's registration statement on form SB-2/A on 12/12/2003.

(3) Filed with the Company's registration statement on Form S-8 on 8/10/2005.

(4) Filed with the Company’s registration statement on Form SB-2/A on 12/23/2005.

(5) Filed with the Company’s Current Report on Form 8-K on 2/27/2006

(6) Filed with the Company’s registration statement on Form SB-2 on 3/29/2006.

(7) Filed with the Company’s registration statement on Form SB-2 on 10/17/2003.

(8) Filed with Filed with Company’s registration statement on Form S-8 on 8/10/2005.

(9) Filed with Company’s registration statement on Form S-8 on 1/12/2006.

(10) Filed with the Company’s registration statement on Form S-8 on 7/25/2006.

(11) Filed with the Company’s registration statement on Form S-8 on 5/2/2007.

(12) Filed with the Company’s registration statement on Form S-8 on 5/31/2007

* Filed herewith.

Item 14. Principal Accountant Fees And Services

Pritchett, Hardy and Siler billed FGS $52,090 for audit-related services during the year ended March 31, 2007. These fees included the year end audit, review of quarterly financial statements and review of various registration statements and amendments. Pritchett, Hardy & Siler billed FGS $43,591 for audit-related services during the year ended March 31, 2006. There were no fees billed in during the years ended March 31, 2006 and March 31, 2007 for tax fees or any other fees other than audit-related services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2007.

FACE PRINT GLOBAL SOLUTIONS, INC.

Face Print Global Solutions, Inc.

/s/ Pierre Cote
Pierre Cote, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

NAME	TITLE	DATE

/s/ Pierre Cote	Chairman, Chief Executive Officer, and Chief Financial Officer	August 10, 2007
Pierre Cote

/s/ Jean Houle	Director	August 10, 2007
Jean Houle

/s/ Allan J. Balchi	Director	August 10, 2007
Allan J. Balchi