Form 10QSB
period 2007-06-30
FACEPRINT GLOBAL SOLUTIONS INC
filed 2007-08-20
CIK 1263764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.

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

As of August 16, 2007, the registrant had 6,369,625 shares of common stock outstanding.

Transitional Small Business Disclosure Format: ☐ Yes  ☒ No

INDEX
		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Default Upon Senior Securities	17

Item 6.	Exhibits	17

SIGNATURE PAGE		18

CERTIFICATIONS

FACE PRINT GLOBAL SOLUTIONS, INC.
AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

June 30, 2007

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE

—	Condensed Consolidated Balance Sheets, June 30, 2007 (unaudited) and March 31, 2007 (audited)	1-2

—	Unaudited Condensed Consolidated Statements of Operations, for the three months ended June 30, 2007 and 2006	3

—	Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended June 30, 2007 and 2006	4-6

—	Notes to Unaudited Condensed Consolidated Financial Statements	7-12

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	March 31,
	2007	2007
CURRENT ASSETS:
Cash	$2,332	$21,920

Total Current Assets	2,332	21,920

PROPERTY AND EQUIPMENT, net	2,289	2,704

Total Assets	$4,621	$24,624

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$379,445	$406,067
Accrued expenses	135,616	126,417
Advance from related party	5,000	13,714
Other Advances	2,500	--
Accrued payroll & Taxes	622,747	660,723
Accrued interest	116,532	107,042

Total Current Liabilities	1,261,840	1,313,963

CONVERTIBLE NOTES PAYABLE - related party
(net of discount $7,368 and $9,907 respectively)	373,382	370,843

Total Liabilities	1,635,222	1,684,806

[ Continued ]

Note: The balance sheet at March 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	June 30,	March 31,
	2007	2007
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value, unlimited number of shares authorized 5,742,328 and 2,939,201 shares issued and outstanding	9,118,506	8,730,979
Additional paid in capital	7,462,895	7,477,130
Retained earnings (deficit)	(18,212,002)	(17,868,291)
Total Stockholders Equity (Deficit)	(1,630,601)	(1,660,182)

	$4,621	24,624

Note: The balance sheet at March 31, 2007 was taken from the audited   financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended June 30,
	2007	Restated 2006
REVENUE	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT (LOSS)	-	-

EXPENSES:
Selling	-	1,600
General and administrative	331,672	508,063

Total Expenses	331,672	509,663

LOSS BEFORE OTHER
INCOME (EXPENSE)	(331,672)	(509,663)

OTHER INCOME (EXPENSE):
Interest expense	(12,039)	(15,075)

LOSS BEFORE INCOME TAXES	(343,711)	(524,738)

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	-	-

NET LOSS	$(343,711)	$(524,738)

LOSS PER COMMON SHARE	$(.08)	$(.35)

[ Continued ]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended June 30,
	2007	Restated 2006
Cash Flows from Operating Activities:
Net loss	$(343,711)	$(524,738)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	415	1,605
Amortization of discount	2,539	5,501
Non-cash services for stock and warrants	266,752	244,875

Net changes to:
Other Advances	2,500	-
Prepaid expenses	-	(22,255)
Accounts payable	(26,953)	54,339
Accrued expenses	14,579	35,665
Accrued payroll-officers	(43,025)	66,000
Accrued interest	9,489	9,567

Net Cash (Used) by Operating Activities	(117,415)	(129,441)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(2,687)

Net Cash (Used) by Investing Activities	-	(2,687)

Cash Flows from Financing Activities:
Bank overdraft	-	(733)
Increase in advances from related party	-	135,939
Payment of advances from related party	(8,713)	-
Proceeds from issuance of common stock	106,540	1,000

Net Cash Provided by Financing Activities	97,827	136,206

[ Continued ]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[ Continued ]

	For the Three Months
	Ended June 30,
	2007	Restated 2006
Net Increase in Cash	(19,588)	4,078

Cash at Beginning of Period	21,920	906

Cash at End of Period	$2,332	$4,984

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$7
Income taxes	$-	$-

[ Continued ]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[ Continued ]

Supplemental Schedule of Non-cash Investing and Financing Activities:

During the three months ended June 30, 2007:

The Company issued 814,000 shares of common stock for services valued at $115,986 ranging in price from $.105 - $.20 per share.

The Company issued 1,100,000 shares of common stock in exchange for the retirement of 111,871 warrants.

During the three months ended June 30, 2006:

The Company issued 43,626 shares of common stock for services valued at $238,685 or approximately $5.47 per share.

The Company converted $295,000 of advances to convertible debentures.

The Company, in connection with the issuance of $295,000 in convertible debentures, issued 49,167 warrants to purchase common stock. The Company allocated proceeds of $255,218, or approximately $5.19 per share to the warrants.

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

FacePrint Global Solutions, Inc. (“Subsidiary”) was organized under the laws of the State of California on January 30, 2003. On March 31, 2003, Parent acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed March 17, 2003. The agreement called for Parent to issue 481,400 shares of its common stock to the former shareholders of Subsidiary for all 481,400 outstanding shares of Subsidiary’s common stock wherein Subsidiary became a wholly-owned subsidiary of Parent. The acquisition has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. The financial statements reflect the operations of Subsidiary from its inception.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares common stock of no par value common stock.

During the three months ended June 30, 2007 the Company issued 814,000 shares of common stock for services valued at $115,986 ranging in price from $.105 - $.20 per share

During the three months ended June 30, 2007 the Company issued 1,100,000 shares of common stock at a price of $.15 per share to retire 111,871 warrants.

During the three months ended June 30, 2007 the Company issued 889,127 shares of common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement for $106,540 at prices ranging from $.101 to $.250 per share.

On July 9, 2007, the Company’s shareholders approved a 50-to-1, reverse stock split (the “Reverse Stock Split”). This stock split took effect on August 8, 2007. All share amounts and share prices in this document have been adjusted to take effect of this split.

A summary of the status of the warrants granted at June 30, 2007 and March 31, 2007 and changes during the periods then ended is presented below.

	For the Three Months Ended June 30, 2007		For the Year Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	661,445	11.00	99,738	$11.50
Granted	0.00		585,667	11.00
Exercised	0.00		10,200	2.50
Forfeited	111,871	7.28	0.00
Expired	5,750	28.28	13,760	25.00

Outstanding at end of period	543,824	$11.29	661,445	$11.00

Weighted average fair value of warrants granted during the period	0	$.00	585,667	$11.00

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the grants during fiscal 2007: risk-free interest rate of between 4.18% and 5.10%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 221%.

No options were issued in the first quarter of fiscal 2008.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- CAPITAL STOCK [ Continued ]

A summary of the status of the warrants outstanding at June 30, 2007 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
2.50	8,274	3.3 years	2.50	8,274	2.50
5.00	5,000	3.0 years	5.00	5,000	5.00
7.50	133,500	3.7 years	7.50	133,500	7.50
10.00	251,500	3.7 years	10.00	251,500	10.00
17.50	143,000	3.7 years	17.50	143,000	17.50
20.00	1,750	3.4 years	20.00	1,750	20.00
50.00	800	2.34 years	50.00	800	50.00
$2.50 – 50.00	543,824	3.68 years	$11.29	543,824	$11.29

NOTE 3 - RELATED PARTY TRANSACTIONS

Advances from Related Party – Cash advances owing to officers and shareholders of the Company totaled $7,500 at June 30, 2007. The balance of advances owing at June 30, 2006 was $15,218. Advances of $295,000 were converted into convertible notes payable and warrants during the three months ended June 30, 2006.

Management Compensation - As of June 30, 2007, the Company has accrued salary owed to officers/shareholders of the Company of $198,000. Salary expense to the officers/shareholders for the three months ended June 30, 2007 and 2006 amounted to cash payments of $0 and $88,715, respectively. The Company issued 0 warrants and also issued 0 shares of common stock as compensation to officers/shareholders during the three months ended June 30, 2007.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended June 30,
	2007	2006

Loss from operations available to common shareholders (numerator)	$(343,711)	$(524,738)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	4,156,425	1,506,637

At June 30, 2007, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Standby Equity Distribution Agreement – The Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P., (“Cornell”) which intends to sell up to 2,551,500 shares of common stock, 2,000,000 of which may be purchased by Cornell from the Company under the SEDA; 23,750 of which shares were issued to Cornell upon the signing of the SEDA as a commitment fee, and 1,250 of which were issued to Newbridge Securities Corp., as a placement agent fee. The Company also has issued three sets of warrants; one set for 133,500 warrants, with an exercise price of $7.50 per share; the second set for 250,000 warrants, with an exercise price of $10.00 per share; and the third set for 143,000 warrants, with an exercise price of $17.50 per share. All of the warrants have five-year terms.

Pursuant to the SEDA, the Company may, at its discretion, periodically issue and sell to Cornell shares of common stock for a total purchase price not to exceed $10 million. The amount of each draw-down is subject to a maximum draw-down amount of $550,000, and the Company may not submit any request for a draw-down within five trading days of a prior request. Cornell shall retain 9% of each draw-down it makes to the Company and the Company is required to pay Yorkville Advisors, LLC the investment manager for Cornell, $550 for each draw-down. The Company paid Cornell a one-time commitment fee equal to $190,000 in the form of 23,750 shares of common stock and paid Yorkville Advisers, LLC a structuring fee of $20,000, all of which are underwriting discounts payable or paid to Cornell.

On May 10, 2007, the Company entered into a Compromise Settlement Agreement and Mutual Release with Dieterich and Associates. The company issued 6,000 shares of unrestricted stock and 24,000 shares of non-cancelable, restricted stock on May 18, 2007 in order to pay its outstanding accounts payable balance of $12,000.

Consultants Agreements – In conjunction with the Reverse Stock Split, the Company entered into a consulting agreement during the first quarter in order to help facilitate the Reverse Stock Split. On May 21, 2007, the Company entered an agreement with Kathy Carter (“Carter”) calling for the issuance of 40,000 shares of Company common stock. The agreement covers the period from January 1, 2007 through June 30, 2007.

In conjunction with a possible Reverse Merger, the Company entered into a consulting agreement during the first quarter in order to help facilitate a Reverse Merger. On April 1, 2007, the Company entered an agreement with Mickey Gestener (“Gestener”) calling for the issuance of 100,000 shares of Company common stock. The agreement will terminate upon the realization of a Reverse Merger.

On April 11, 2007, the Company entered into an agreement with McGuire Consulting Services, Inc (“McGuire”) to assist with retaining forensic accounting specialists and provide acquisition strategies. The agreement runs through October 4, 2007 and calls for the issuance of 10,000 shares of common stock at a value of $0.20 upon execution of the agreement. In addition, McGuire can earn an additional Seventy Thousand Dollars ($70,000) cash bonus as well as the issuance of warrants to purchase shares of the Company’s common stock valued in an aggregate amount of Seventy Thousand Dollars ($70,000) if certain performance thresholds are met. On May 1 and May 3, 2007, the Company signed amendments with McGuire agreeing to the issuance of an additional aggregate of 110,000 shares of common stock in exchange for consulting services performed. As of June 1, 2007 all shares under this agreement had been issued.

FACE PRINT GLOBAL SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS AND CONTINGENCIES [continued]

Payroll Taxes– The Company is delinquent in the payment of its payroll tax liabilities. As of June 30, 2007 unpaid payroll taxes total approximately $283,445. The Company has estimated related penalties and interest at $126,087, computed through June 30, 2007 which is included in current liabilities at June 30, 2007. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the taxing authorities.

NOTE 7 - RESTATEMENT

The Company has restated its financial statements for the three months ended June 30, 2006. The significant changes made are further described and summarized below.

The Company had previously recorded non-cash issuances of common stock to employees and consultants using a consistent price of $12.50 per share. However, during 2005 the market value of common stock began to decrease. The company is currently restating its financial statements for those prior years to record the issuances of common stock at quoted market values.

The following table highlights the significant areas of change from those previously reported:

	Three Months Ended June 30, 2006
	As Previously Reported June 30, 2006	Restated June 30, 2006	Change

Total Assets	$36,361	$36,361	-
Stockholders’ Equity	$(2,069,027)	$(1,337,026)	$732,001
Net Income (Loss)	$(880,974)	$(524,738)	$356,236
Income (Loss) available to common stockholders’	$(880,974)	$(524,738)	$356,236
Basic Earnings (Loss) per Share	$(.58)	$(.35)	$.23

NOTE 8 - SUBSEQUENT EVENTS

On May 23, 2007, the Company entered into a non-binding letter of intent to acquire Axesnetwork Solutions, Inc. The letter of intent expired on July 25, 2007 with no transaction consummated between the parties.

On July 9, 2007, the Company’s shareholders approved a 50-to-1, reverse stock split (the “Reverse Stock Split”). This stock split took effect on August 8, 2007. All share amounts and share prices in this document have been adjusted to take effect of this split.

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

In addition, FGS is seeking to distribute existing related technology products into our target customer base to grow our own customer base, while building a competent sales and marketing team. At June 30, 2007, we had one full time employee and six part time consultants.

Cash requirements, Liquidity and Capital Resources

We have substantially no cash necessary to operate and do not have any material revenues. Our principal source of operating capital has been provided by private sales of our common stock and convertible notes, stockholder loans, and stock issued for services. During the three months ended June 30, 2007, we issued 814,000 shares of common stock for services valued at $115,986, for an average $0.14 per share. In addition, we issued 889,128 shares of common stock under our Standby Equity Distribution Agreement for $106,540.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 TO THREE MONTHS ENDED JUNE 30, 2006.

REVENUES. We had no revenues for the three months ended June 30, 2007, or for the three months ended June 30, 2006.

COST OF GOODS SOLD. We had no cost of goods for the three months ended June 30, 2007, or for the three months ended June 30, 2006.

EXPENSES. Total Expenses were $331,672 for the three months ended June 30, 2007, which consisted of consultants, legal, rent, telephone and other day to day operating expenses, versus total expenses of $509,663 for the three months ended June 30, 2006. The decrease in expenses of $177,991 or 35% is due to a severe lack of liquidity, which caused the Company to reduce operating activities, and hence associated operating expenses.

OTHER INCOME (EXPENSE). Other income and (expense) was ($12,039) for the three months ended June 30, 2007 compared to ($15,075) for the three months ended June 30, 2006. The decrease is due to decreased interest expense.

NET LOSS. We reported a net loss of $343,711, or $0.08 per common share, basic and diluted, for the three months ended June 30, 2007 versus a net loss of $524,738, or $0.35 per common share, basic and diluted, for the three months ended June 30, 2006. The decrease in the loss of $181,027 or 35% is related to the Company’s decrease in expenses, which decreased by 35% for the same period.

Until we receive funding from outside sources, our operations will be severely limited by the financial resources that can be provided by officers' loans and sales of common stock. At June 30, 2007, we had $2,332 of cash on hand, a bank overdraft of nil, and a negative working capital position of approximately $1,259,508, of which $5,000 was shareholder loans and $280,979 is unpaid compensation due to employees.

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

In anticipation of a possible acquisition, the Company hired Mendoza Berger & Company, LLP (MBC), a regional firm of certified public accountants, to review the payroll tax liability the Company had recorded on its December 31, 2006 and March 31, 2007 internal financial statements. In reviewing the liability, MBC determined that the Company had incorrectly accounted for the value of stock it had issued to employees and contractors as compensation, and that it had also incorrectly accrued payroll taxes related to the issuance of this stock.

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

(b) Changes in Internal Control over Financial Reporting.  In connection with the above restatement, the Company has retained additional qualified accountants to prevent such errors from occurring in the future.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings

Dieterich & Associates v. FacePrint Global Solutions, Inc. (Case No. 06T01677).  Dieterich & Associates filed this action in the Los Angeles Superior Court, West District alleging the Company owed approximately $12,000 in fees for legal services provided.  In May 2007, the parties entered in a settlement agreement whereby the Company issued certain common stock to Dieterich & Associates and both parties release claims against each other.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(1)   On May 4, 2007, we issued 1,000,000 shares of restricted common stock to Pierre Cote in exchange for the retirement of 111,771 warrants owned by Pierre and his wife. The shares were valued at $150,000 or $.15 per share. The value of the warrants at the date of retirement was $14,223.41. The difference of $135,776.59 has been treated as employee compensation to Pierre Cote. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(2)   On May 4, 2007, we issued 100,000 shares of restricted common stock to Jean Houle in exchange for the retirement of 100 warrants. The shares were valued at $15,000 or $.15 per share. The value of the warrants at the date of retirement was $11.25. The difference of $14,988.75 has been treated as consultant compensation. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(3)   On May 4, 2007, we issued 10,000 shares of restricted common stock to Allan Balchi Jr. as compensation for sitting on the board of directors. These shares were valued at $1,500 or $.15 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(4)   On May 18, 2007, we issued 24,000 shares of restricted common stock to Christopher Dieterich as compensation under the terms of a settlement agreement. These shares were valued at $3,600 or $.15 per share. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 9, 2007, the Company held a special meeting of shareholders to vote on whether to amend and restate the Company’s Articles of Incorporation (the “Articles of Incorporation”) to authorize a reverse split of the Company’s common stock on a one-for-fifty basis. 155,472,549 shares representing 59.38% of the Company’s outstanding shares of common stock voted in favor of the proposal. 162,888 shares voted against the proposal with 76,200 shares abstaining.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACE PRINT GLOBAL SOLUTIONS, INC.

Date: August 20, 2007	/s/ Pierre Cote
Pierre Cote
Chief Executive Officer and Chief Financial Officer (duly authorized signatory, Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization between Dostuk Holdings, Inc. and FacePrint Global Solutions, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Articles of Amendment to Certificate of Incorporation (2)

3.3	Articles of Amendment to Certificate of Incorporation (3)

3.4	Bylaws (2)

10.1	Amended and Restated 2006 Equity Incentive Plan (4)

10.2	2007 Consultant Stock Plan*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer and Chief Financial Officer*

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Chief Financial Officer*

*	Filed herewith
(1)	Filed with Amendment No.1 to the Company’s registration statement on Form SB-2/A (file number 333-109763) on December 12, 2003 and incorporated by reference.
(2)	Filed with the Company’s registration statement on Form SB-2 on October 17, 2003 (file number 333-109763) and incorporated by reference.
(3)	Filed with the Company’s Schedule 14A Definitive Proxy Statement on June 20, 2007 and incorporated by reference.
(4)	Filed with the Company’s registration statement on Form S-8 on May 2, 2007 (file number 333-137795) and incorporated by reference.
(5)	Filed with the Company’s registration statement on Form S-8 on May 31, 2007 (file number 333-143412) and incorporated by reference.